Form 10-Q
period 2012-09-30
FIRST INDUSTRIAL LP
filed 2012-11-05
CIK 1033128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FIRST INDUSTRIAL, L.P.

Form 10-Q

For the Period Ended September 30, 2012

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited) (In thousands except unit and per unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$599,442	$553,539
Buildings and Improvements	2,112,027	2,080,953
Construction in Progress	43,600	26,482
Less: Accumulated Depreciation	(626,432)	(577,591)

Net Investment in Real Estate	2,128,637	2,083,383

Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $2,798 and $34,443	6,492	78,855
Investments in and Advances to Other Real Estate Partnerships	179,169	186,452
Cash and Cash Equivalents	2,480	7,624
Tenant Accounts Receivable, Net	1,693	2,685
Investments in Joint Ventures	1,247	1,674
Deferred Rent Receivable, Net	47,004	43,981
Deferred Financing Costs, Net	11,977	13,989
Deferred Leasing Intangibles, Net	31,093	33,375
Prepaid Expenses and Other Assets, Net	101,533	119,095

Total Assets	$2,511,325	$2,571,113

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage and Other Loans Payable, Net	$673,631	$584,288
Senior Unsecured Notes, Net	488,487	640,227
Unsecured Credit Facility	27,000	149,000
Accounts Payable, Accrued Expenses and Other Liabilities, Net	77,223	77,379
Deferred Leasing Intangibles, Net	13,952	14,442
Rents Received in Advance and Security Deposits	21,697	23,095
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $0 and $415	—	690

Total Liabilities	1,301,990	1,489,121

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units (1,550 units issued and outstanding) with a liquidation preference of $275,000	266,211	266,211
General Partner Units (98,335,426 and 86,807,402 units issued and outstanding)	864,375	737,914
Limited Partners Units (4,928,864 and 5,237,367 units issued and outstanding)	86,768	90,246
Accumulated Other Comprehensive Loss	(8,019)	(12,379)

Total Partners’ Capital	1,209,335	1,081,992

Total Liabilities and Partners’ Capital	$2,511,325	$2,571,113

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Unaudited) (In thousands except per unit data)
Revenues:
Rental Income	$55,648	$53,231	$166,588	$159,573
Tenant Recoveries and Other Income	15,823	15,891	49,967	49,842

Total Revenues	71,471	69,122	216,555	209,415

Expenses:
Property Expenses	23,343	23,937	71,643	73,476
General and Administrative	4,841	4,979	16,316	14,984
Restructuring Costs	—	—	—	1,553
Impairment of Real Estate	—	749	7	(6,634)
Depreciation and Other Amortization	26,052	28,678	80,793	77,802

Total Expenses	54,236	58,343	168,759	161,181

Other Income (Expense):
Interest Income	676	1,185	2,319	3,083
Interest Expense	(18,644)	(23,064)	(59,548)	(73,397)
Amortization of Deferred Financing Costs	(815)	(1,025)	(2,437)	(3,110)
Mark-to-Market Loss on Interest Rate Protection Agreements	(29)	(1,372)	(334)	(1,560)
Loss from Retirement of Debt	(424)	(345)	(6,646)	(4,444)
Foreign Currency Exchange Loss	—	(332)	—	(332)

Total Other Income (Expense)	(19,236)	(24,953)	(66,646)	(79,760)

Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures, Gain on Change in Control of Interests and Income Tax Benefit (Provision)	(2,001)	(14,174)	(18,850)	(31,526)
Equity in Income of Other Real Estate Partnerships	1,946	1,878	5,512	9,585
Equity in Income of Joint Ventures	28	772	156	907
Gain on Change in Control of Interests	—	—	776	689
Income Tax Benefit (Provision)	5	36	(5,258)	(41)

Loss from Continuing Operations	(22)	(11,488)	(17,664)	(20,386)
Discontinued Operations:
Income Attributable to Discontinued Operations	968	49	1,756	227
Gain on Sale of Real Estate	4,470	6,010	12,084	12,289
Provision for Income Taxes Allocable to Discontinued Operations	—	—	—	(2,048)

Income from Discontinued Operations	5,438	6,059	13,840	10,468
Income (Loss) Before Gain on Sale of Real Estate	5,416	(5,429)	(3,824)	(9,918)
Gain on Sale of Real Estate	3,777	1,370	3,777	1,370
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	(452)	—	(452)

Net Income (Loss)	9,193	(4,511)	(47)	(9,000)
Less: Preferred Unit Distributions	(4,725)	(4,928)	(14,285)	(14,802)

Net Income (Loss) Available to Unitholders and Participating Securities	$4,468	$(9,439)	$(14,332)	$(23,802)

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(0.01)	$(0.17)	$(0.30)	$(0.41)

Income from Discontinued Operations Attributable to Unitholders	$0.05	$0.07	$0.15	$0.12

Net Income (Loss) Available to Unitholders	$0.05	$(0.10)	$(0.15)	$(0.28)

Weighted Average Units Outstanding	98,432	91,196	94,464	84,131

Net Income (Loss) Available to Unitholders Attributable to:
General Partner	$4,191	$(8,892)	$(13,564)	$(22,312)
Limited Partners	277	(547)	(768)	(1,490)

Net Income (Loss) Available to Unitholders and Participating Securities	$4,468	$(9,439)	$(14,332)	$(23,802)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Unaudited)
	(In thousands)
Net Income (Loss)	$9,193	$(4,511)	$(47)	$(9,000)
Amortization of Interest Rate Protection Agreements	579	531	1,690	1,633
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	541	2,619	2,889
Reclassification of Foreign Exchange Loss on Substantial Liquidation of Foreign Entities, Net of Income Tax Benefit	—	179	—	179
Foreign Currency Translation Adjustment, Net of Income Tax Benefit	54	(1,144)	51	(1,576)

Comprehensive Income (Loss)	$9,826	$(4,404)	$4,313	$(5,875)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Preferred Units	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2011	$266,211	$737,914	$90,246	$(12,379)	$1,081,992
Issuance of General Partner Units, Net of Issuance Costs	—	134,463	—	—	134,463
Stock Based Compensation Activity	—	2,852	—	—	2,852
Conversion of Limited Partner Units to General Partner Units	—	2,710	(2,710)	—	—
Preferred Unit Distributions	(14,285)	—	—	—	(14,285)
Net Income (Loss)	14,285	(13,564)	(768)	—	(47)
Other Comprehensive Income	—	—	—	4,360	4,360

Balance as of September 30, 2012	$266,211	$864,375	$86,768	$(8,019)	$1,209,335

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(47)	$(9,000)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	66,633	63,213
Amortization of Deferred Financing Costs	2,437	3,110
Other Amortization	22,074	24,170
Impairment of Real Estate, Net	1,101	(1,806)
Provision for Bad Debt	592	1,020
Mark-to-Market Loss on Interest Rate Protection Agreements	334	1,560
Loss from Retirement of Debt	6,646	4,444
Prepayment Penalties and Fees Associated with Retirement of Debt	(440)	(1,194)
Equity in Income of Joint Ventures	(156)	(907)
Distributions from Joint Ventures	27	949
Gain on Sale of Real Estate	(15,861)	(13,659)
Gain on Change in Control of Interests	(776)	(689)
Equity in Income of Other Real Estate Partnerships	(5,512)	(9,585)
Distributions from Investment in Other Real Estate Partnerships	5,512	9,585
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	2,128	(2,198)
Increase in Deferred Rent Receivable	(2,376)	(5,303)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(2,193)	(10,828)
Decrease in Restricted Cash	—	105
Payments of Premiums and Discounts Associated with Senior Unsecured Notes	(3,619)	(5,157)

Net Cash Provided by Operating Activities	76,504	47,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of and Additions to Investment in Real Estate and Lease Costs	(99,897)	(56,864)
Net Proceeds from Sales of Investments in Real Estate	75,789	66,263
Investments in and Advances to Other Real Estate Partnerships	(22,921)	(92,522)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	30,204	159,867
Contributions to and Investments in Joint Ventures	(184)	(26)
Distributions from Joint Ventures	—	717
Repayments of Notes Receivable	14,226	10,173
Increase in Lender Escrows	—	(318)

Net Cash (Used In) Provided by Investing Activities	(2,783)	87,290

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(1,433)	(2,643)
Unit Contributions	134,905	202,845
Repurchase and Retirement of Restricted Units	(855)	(1,001)
Preferred Unit Distributions	(13,871)	(15,254)
Payments on Interest Rate Swap Agreement	(819)	(381)
Proceeds from Origination of Mortgage Loans Payable	97,561	199,884
Repayments on Mortgage and Other Loans Payable	(20,197)	(62,508)
Repayments on Senior Unsecured Notes	(152,170)	(217,522)
Proceeds from Unsecured Credit Facility	261,000	235,500
Repayments on Unsecured Credit Facility	(383,000)	(451,553)

Net Cash Used in Financing Activities	(78,879)	(112,633)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	14	(136)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,158)	22,487
Cash and Cash Equivalents, Beginning of Period	7,624	22,484

Cash and Cash Equivalents, End of Period	$2,480	$44,835

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except unit and per unit data)

1. Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 95.2% common ownership interest at September 30, 2012. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units (“Preferred Units”) with an aggregate liquidation priority of $275,000 at September 30, 2012. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 4.8% interest in the Operating Partnership at September 30, 2012. Operations are also conducted through other partnerships and limited liability companies (“L.L.C.s”) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein. Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries.

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

As of September 30, 2012, we owned 650 industrial properties located in 25 states in the United States and one province in Canada, containing an aggregate of approximately 55.1 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2012, the Other Real Estate Partnerships owned 66 industrial properties containing an aggregate of approximately 7.6 million square feet of GLA.

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.

2. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) and should be read in conjunction with such financial statements and related notes. The 2011 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited financial statements in our 2011 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 2011 audited financial statements included in our 2011 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, we, in preparation of our financial statements, are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2012 and December 31, 2011, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2012 and 2011. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2012 and December 31, 2011, and the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2012 and 2011, and our cash flows for each of the nine months ended September 30, 2012 and 2011, and all adjustments are of a normal recurring nature.

Investment in Real Estate and Depreciation

The results of operations for the nine months ended September 30, 2012 includes $1,286 of depreciation and amortization expense which should have been recorded as depreciation and amortization expense during previous periods. Management evaluated these depreciation and amortization expense adjustments and believes they are not material to the results of the current periods or projected annual results or any previous annual or quarterly period.

IRS Tax Refund

On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40,418 in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. As previously reported, the IRS examination team, which is required by statute to review all refund claims in excess of $2,000 on behalf of the Joint Committee on Taxation, indicated to us that it disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. We have reached an agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income was $13,700, which equates to approximately $4,800 of taxes owed. We must also pay accrued interest which approximates $500 as of September 30, 2012. During the nine months ended September 30, 2012, the Operating Partnership recorded a charge of $5,300 related to the agreed-upon adjustment which is reflected as a component of income tax expense. The settlement amount is subject to final review and approval by the Joint Committee on Taxation. There can be no assurance that the settlement amount will be approved at the level we currently anticipate, nor can we provide an estimate of the timing of the final approval.

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

3. Investment in Real Estate

Acquisitions

During the nine months ended September 30, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (see Note 5) and several land parcels.

The gross agreed-upon fair value for the industrial property was $21,819, excluding costs incurred in conjunction with the acquisition of the industrial property. The acquisition was funded through the assumption of a mortgage loan, which was subsequently paid off on the date of acquisition and whose carrying value approximated fair market value, in the amount of $12,026 and a cash payment of $8,324 (85% of the net fair value of the acquisition). We accounted for this transaction as a step acquisition utilizing the purchase method of accounting. Due to the change in control that occurred, we recorded a gain during the nine months ended September 30, 2012 of approximately $776 related to the difference between our carrying value and fair value of our equity interest on the acquisition date.

The purchase price of the land parcels was approximately $39,983, excluding costs incurred in conjunction with the acquisition of the land parcels.

During the nine months ended September 30, 2011, we acquired one industrial property comprising approximately 0.7 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture.

The gross agreed-upon fair value for the industrial property was $30,625, excluding costs incurred in conjunction with the acquisition of the industrial property. The acquisition was funded through the assumption of a mortgage loan, whose carrying value approximated fair market value, in the amount of $24,417 and a cash payment of $5,277 (85% of the net fair value of the acquisition). We accounted for this transaction as a step acquisition utilizing the purchase method of accounting. Due to the change in control that occurred, we recorded a gain during the nine months ended September 30, 2011 of approximately $689 related to the difference between our carrying value and fair value of our equity interest on the acquisition date.

Intangible Assets (Liabilities) Subject to Amortization in the Period of Acquisition

The fair value at the date of acquisition of in-place leases, tenant relationships, above market leases and below market leases recorded due to the real estate property acquired during the nine months ended September 30, 2012 and 2011, which is recorded as deferred leasing intangibles, is as follows:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
In-Place Leases	$1,750	$2,511
Tenant Relationships	$1,012	$1,553
Above Market Leases	$—	$2,883
Below Market Leases	$(102)	$—

The weighted average life in months of in-place leases, tenant relationships, above market leases and below market leases recorded at the time of acquisition as a result of the real estate property acquired during the nine months ended September 30, 2012 and 2011 is as follows:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
In-Place Leases	118	56
Tenant Relationships	178	116
Above Market Leases	N/A	56
Below Market Leases	118	N/A

Sales and Discontinued Operations

During the nine months ended September 30, 2012, we sold 23 industrial properties comprising approximately 3.9 million square feet of GLA and one land parcel. Gross proceeds from the sales of the 23 industrial properties and one land parcel were approximately $77,911. The gain on sale of real estate was approximately $15,861, $12,084 of which is shown in discontinued operations. The 23 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 23 industrial properties sold are included in discontinued operations. The results of operations and gain on sale of real estate for the one land parcel that does not meet the criteria to be included in discontinued operations are included in continuing operations.

At September 30, 2012, we had four industrial properties comprising approximately 0.2 million square feet of GLA held for sale. The results of operations of the four industrial properties held for sale at September 30, 2012 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations for the nine months ended September 30, 2011 reflects the results of operations of the 23 industrial properties that were sold during the nine months ended September 30, 2012, the results of operations of 34 industrial properties that were sold during the year ended December 31, 2011, the results of operations of the four industrial properties identified as held for sale at September 30, 2012 and the gain on sale of real estate relating to 29 industrial properties that were sold during the nine months ended September 30, 2011.

The following table discloses certain information regarding the industrial properties included in discontinued operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Total Revenues	$1,723	$4,171	$6,871	$14,067
Property Expenses	(620)	(1,633)	(2,807)	(5,773)
Impairment of Real Estate	—	(1,387)	(1,094)	(4,828)
Depreciation and Amortization	(135)	(1,102)	(1,214)	(3,176)
Interest Expense	—	—	—	(63)
Gain on Sale of Real Estate	4,470	6,010	12,084	12,289
Provision for Income Taxes	—	—	—	(2,048)

Income from Discontinued Operations	$5,438	$6,059	$13,840	$10,468

At September 30, 2012 and December 31, 2011, we had notes receivable outstanding of approximately $41,324 and $55,502, net of a discount of $271 and $319, respectively, which are included as a component of Prepaid Expenses and Other Assets, Net. At September 30, 2012 and December 31, 2011, the fair value of the notes receivable was $44,350 and $58,734, respectively. The fair value of our notes receivable was determined by discounting the future cash flows using current rates at which similar loans with similar remaining maturities would be made to other borrowers. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value of our notes receivable was primarily based upon Level 3 inputs, as discussed below.

In 2009, we originated a mortgage loan receivable with a purchaser of one of our industrial properties. During July, 2012, we were notified that the sole tenant in the industrial property that serves as collateral for the mortgage loan receivable filed for Chapter 7 bankruptcy. As of the date of this filing, the mortgagor is current on its loan payments and we are not aware of any information that would cause us to believe that the mortgagor will not pay us all amounts due on the mortgage loan receivable. As of September 30, 2012, the mortgage loan receivable had an outstanding principal balance of $7,693, offset by an unamortized discount of $271, resulting in a carrying value of $7,422.

Impairment Charges

The net impairment charges for assets that qualify to be classified as held for sale are calculated as the difference of the carrying value of the properties and land parcels over the fair value less costs to sell. On the date an asset no longer qualifies to be classified as held for sale, the carrying value must be reestablished at the lower of the estimated fair market value of the asset or the carrying value of the asset prior to held for sale classification, adjusted for any depreciation and amortization that would have been recorded if the asset had not been classified as held for sale. Catch-up depreciation and amortization has been recorded during the three and nine months ended September 30, 2012 and 2011, if applicable, for certain assets that are no longer classified as held for sale. The net impairment charges recorded during the nine months ended September 30, 2012 are due to updated fair market values for certain industrial properties whose estimated fair market values have changed since December 31, 2011 and were either sold or were classified as held for sale at December 31, 2011, but no longer qualify to be classified as held for sale at September 30, 2012.

During the three and nine months ended September 30, 2012 and 2011, we recorded the following net non-cash impairment charges:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Operating Properties — Held for Sale and Sold Assets	$—	$1,387	$1,094	$4,828

Impairment — Discontinued Operations	$—	$1,387	$1,094	$4,828

Land Parcels —Sold Assets	$—	$—	$—	$(5,879)
Operating Properties — Held for Use	—	789	7	(715)
Land Parcels — Held for Use	—	(40)	—	(40)

Impairment — Continuing Operations	$—	$749	$7	$(6,634)

Total Net Impairment	$—	$2,136	$1,101	$(1,806)

The accounting guidance for the fair value measurement provisions for the impairment of long lived assets recorded at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair market values were determined using widely accepted valuation techniques including discounted cash flow analyses using expected cash flows, internal valuations of real estate and third party offers.

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

The following table presents information about our assets that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2011. There were no assets measured at fair value as of September 30, 2012. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements on a Non- Recurring Basis Using:
Description	Nine Months Ended September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment
Long-lived Assets Held for Sale or Sold*	$25,502	—	—	$25,502	$(5,444)
Long-lived Assets Held and Used*	$59,286	—	—	$59,286	(3,075)

					$(8,519)

*	Excludes industrial properties and land parcels for which an impairment reversal of $10,325 was recorded during the nine months ended September 30, 2011, since the related assets are recorded at carrying value, which is lower than estimated fair value at September 30, 2011.

4. Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.

Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets

	September 30, 2012	December 31, 2011
ASSETS
Assets:
Net Investment in Real Estate	$262,461	$249,984
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $0 and $4,970	—	12,804
Note Receivable	142,982	131,908
Other Assets, Net	36,589	41,605

Total Assets	$442,032	$436,301

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$107,735	$105,968
Other Liabilities, Net	8,980	8,577
Partners’ Capital	325,317	321,756

Total Liabilities and Partners’ Capital	$442,032	$436,301

Condensed Combined Statements of Operations

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Total Revenues	$9,513	$10,129	$29,807	$30,415
Property Expenses	(2,621)	(2,745)	(8,530)	(8,864)
Impairment of Real Estate	—	(384)	172	497
Depreciation and Other Amortization	(3,373)	(3,706)	(11,009)	(9,718)
Interest Income	2,019	2,854	6,405	9,542
Interest Expense	(1,483)	(1,382)	(4,444)	(3,534)
Amortization of Deferred Financing Costs	(53)	(50)	(156)	(127)
Loss from Retirement of Debt	—	—	—	(160)

Income from Continuing Operations	4,002	4,716	12,245	18,051
Discontinued Operations:
Income (Loss) Attributable to Discontinued Operations	38	45	(161)	118
(Loss) Gain on Sale of Real Estate	(50)	—	(79)	1,062

(Loss) Income from Discontinued Operations	(12)	45	(240)	1,180
Net Income	$3,990	$4,761	$12,005	$19,231

5. Investments in Joint Ventures

We acquired the 85% equity interest in one property on February 13, 2012 and the 85% equity interest in another property on May 26, 2011, in each case from the institutional investor in the 2003 Net Lease Joint Venture (See Note 3).

At September 30, 2012, the 2003 Net Lease Joint Venture owned six industrial properties comprising approximately 3.1 million square feet of GLA. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the FASB guidance on the consolidation of variable interest entities. However, we continue to conclude that we are not the primary beneficiary of this venture. As of September 30, 2012, our investment in the 2003 Net Lease Joint Venture is $1,247. Our maximum exposure to loss is equal to our investment plus any future contributions we make to the venture. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of September 30, 2012, the 2007 Europe Joint Venture did not own any properties.

At September 30, 2012 and December 31, 2011, we have receivables from the Joint Ventures (and/or our former Joint Venture partners) in the aggregate amount of $24 and $137, respectively. These receivable amounts are included in Prepaid Expenses and Other Assets, Net. We recognized fees from our Joint Ventures (and/or our former Joint Venture partners) of $295 and $439 during the three and nine months ended September 30, 2012 , respectively, and $113 and $700 during the three and nine months ended September 30, 2011, respectively.

6. Indebtedness

The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at September 30, 2012	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2012	December 31, 2011
Mortgage and Other Loans Payable, Net	$673,631	$584,288	4.03% – 9.25%	4.03% – 9.25%	January 2013- September 2022
Unamortized Premiums	(257)	(305)

Mortgage and Other Loans Payable, Gross	$673,374	$583,983

	Outstanding Balance at		Interest Rate at September 30, 2012	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2012	December 31, 2011
Senior Unsecured Notes, Net
2016 Notes	$159,497	$159,455	5.750%	5.91%	01/15/16
2017 Notes	55,383	59,600	7.500%	7.52%	12/01/17
2027 Notes	6,066	6,065	7.150%	7.11%	05/15/27
2028 Notes	68,977	124,894	7.600%	8.13%	07/15/28
2012 Notes	—	61,817	6.875%	6.85%	04/15/12
2032 Notes	12,490	34,683	7.750%	7.87%	04/15/32
2014 Notes	79,336	86,997	6.420%	6.54%	06/01/14
2017 II Notes	106,738	106,716	5.950%	6.37%	05/15/17

Subtotal	$488,487	$640,227
Unamortized Discounts	2,958	4,625

Senior Unsecured Notes, Gross	$491,445	$644,852

Unsecured Credit Facility	$27,000	$149,000	2.175%	2.175%	12/12/14

Mortgage and Other Loans Payable, Net

During the three months ended September 30, 2012, we originated the following mortgage loans:

Mortgage Financing	Loan Principal	Interest Rate	Origination Date	Maturity Date	Amortization Period	Number of Industrial Properties Collateralizing Mortgage	GLA (In millions)	Property Carrying Value at September 30, 2012
I-V	$97,561	4.03%	August 29, 2012	September 1, 2022	30-year	30	3.7	$101,458

For Mortgage Financings I through V, principal prepayments are prohibited for 12 months after loan origination, after which prepayment premiums are calculated at the greater of yield maintenance or 1% of the outstanding balance.

As of September 30, 2012, mortgage and other loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $863,964 and one letter of credit in the amount of $537. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage and other loans payable as of September 30, 2012.

Senior Unsecured Notes, Net

On April 16, 2012, we paid off and retired our 2012 Notes, at maturity, in the amount of $61,829.

On January 20, 2012, we repurchased and retired a portion of our 2028 Notes prior to maturity as reflected in the table below. In connection with this repurchase prior to maturity, we recognized $1 as gain on retirement of debt for the nine months ended September 30, 2012, which is the difference between the repurchase price of $406 and the principal amount retired of $430, net of the pro rata write off of unamortized loan fees and the unamortized settlement amount of the interest rate protection agreements related to the repurchase of $3 and $20, respectively.

On March 29, 2012, we announced a cash tender offer to purchase up to an aggregate of $100,000 of our 2014 Notes, 2027 Notes, 2028 Notes and 2032 Notes. The tender offer expired on April 25, 2012. During the tender offer, we repurchased and retired certain of our senior unsecured debt prior to its maturity as reflected in the table below. In connection with these repurchases prior to maturity, we recognized $6,223 as loss from retirement of debt for the nine months ended September 30, 2012, which is the difference between the repurchase price of $88,922 and the principal amount retired of $86,925, net of the pro rata write off of the unamortized debt issue discount, the unamortized loan fees, the unamortized settlement amount of the interest rate protection agreements and the professional services fees related to the repurchases of $578, $609, $2,599 and $440, respectively.

On September 6, 2012, we repurchased and retired a portion of our 2017 Notes prior to maturity as reflected in the table below. In connection with this repurchase prior to maturity, we recognized $424 as loss on retirement of debt for the three and nine months ended September 30, 2012, which is the difference between the repurchase price of $4,632 and the principal amount retired of $4,223, net of the pro rata write off of the unamortized debt issue discount and the unamortized loan fees related to the repurchase of $2 and $13, respectively

During the nine months ended September 30, 2012, we repurchased and retired the following senior unsecured notes prior to maturity:

	Principal Amount Repurchased	Purchase Price
Senior Unsecured Notes Repurchases
2014 Notes	$9,000	$9,439
2017 Notes	4,223	4,632
2028 Notes	55,955	57,041
2032 Notes	22,400	22,848

	$91,578	$93,960

Indebtedness

The following is a schedule of the stated maturities and scheduled principal payments as of September 30, 2012 of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2012	$3,233
2013	13,089
2014	173,958
2015	53,381
2016	289,120
Thereafter	659,038

Total	$1,191,819

Our unsecured credit facility (the “Unsecured Credit Facility”) and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

We believe that we were in compliance with all covenants as of September 30, 2012. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs.

Fair Value

At September 30, 2012 and December 31, 2011, the fair values of our indebtedness were as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage and Other Loans Payable, Net	$673,631	$723,668	$584,288	$630,400
Senior Unsecured Notes, Net	488,487	519,797	640,227	630,622
Unsecured Credit Facility	27,000	27,000	149,000	149,000

Total	$1,189,118	$1,270,465	$1,373,515	$1,410,022

The fair values of our mortgage and other loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our mortgage and other loans payable was primarily based upon Level 3 inputs. The fair value of the senior unsecured notes was estimated by using rates, as advised by our bankers, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The fair value of the Unsecured Credit Facility was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. The current market rate utilized for our Unsecured Credit Facility was internally estimated; therefore, we have concluded that our determination of fair value was primarily based upon Level 3 inputs.

7. Partners’ Capital

Unit Contributions

On August 6, 2012, the Company announced an underwritten public offering of 9,400,000 shares of the Company’s common stock to the public. Proceeds to the Company, net of total expenses of $127, were approximately $116,715. The proceeds were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution.

On March 1, 2012, the Company and the Operating Partnership entered into distribution agreements with sales agents to sell up to 12,500,000 shares of the Company’s common stock, for up to $125,000 aggregate gross sale proceeds, from time to time in “at-the-market” offerings (the “ATM”). During the nine months ended September 30, 2012, the Company issued 1,532,598 shares of the Company’s common stock under the ATM at a weighted average sale price of $12.03 resulting in net proceeds to the Company of approximately $18,063, net of $369 paid to the sales agent. The Company did not issue any shares of the Company’s common stock under the ATM during the three months ended September 30, 2012. These proceeds were contributed to us in exchange for an equivalent number of Units and are reflected in our financial statements as a general partner contribution. Under the terms of the ATM, sales are to be made primarily in transactions that are deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

During the nine months ended September 30, 2012, 308,503 limited partnership units were converted into an equivalent number of general partnership units, resulting in a reclassification of $2,710 between Limited Partners Units and General Partner Units.

During the nine months ended September 30, 2012 and 2011, the Company awarded 365,137 and 292,339 shares, respectively, of restricted common stock to certain employees. We issued Units to the Company in the same amounts. The restricted common stock had a fair value of approximately $4,327 and $3,248, respectively, on the date of approval by the Compensation Committee of the Board of Directors. The restricted common stock vests over a three year period. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.

We recognized $1,309 and $3,707 for the three and nine months ended September 30, 2012, respectively, and $1,042 and $2,768 for the three and nine months ended September 30, 2011, respectively, in compensation expense related to restricted stock/unit awards, of which $19 and $19 was capitalized for the three and nine months ended September 30, 2012, respectively, and $0 and $0 for the three and nine months ended September 30, 2011, respectively, in connection with development activities. At September 30, 2012, we have $5,536 in unrecognized compensation related to unvested restricted stock/unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.91 years.

Distributions

The coupon rate of our Series F Preferred Units resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury (“CMT”) Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3 month LIBOR. For the third quarter of 2012, the new coupon rate was 5.065%. See Note 10 for additional derivative information related to the Series F Preferred Units coupon rate reset.

The following table summarizes distributions accrued during the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
	Distribution per Unit	Total Distribution
Series F Preferred Units	$4,105.28	$2,053
Series G Preferred Units	$5,427.00	$1,357
Series J Preferred Units	$13,593.90	$8,156
Series K Preferred Units	$13,593.90	$2,719

8. Supplemental Information to Statements of Cash Flows

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Supplemental schedule of non-cash investing and financing activities:
Distribution payable on preferred units	$5,177	$—

Exchange of limited partnership units for general partnership units:
Limited partnership units	$(2,710)	$(855)
General partnership units	2,710	855

	$—	$—

Write-off of fully depreciated assets	$(30,782)	$(31,259)

Mortgage loan payable assumed in conjunction with a property acquisition	$12,026	$24,417

Notes receivable issued in conjunction with certain property sales	$—	$1,279

9. Earnings Per Unit (“EPU”)

The computation of basic and diluted EPU is presented below:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Numerator:
Loss from Continuing Operations	$(22)	$(11,488)	$(17,664)	$(20,386)
Gain on Sale of Real Estate, Net of Income Tax Provision	3,777	918	3,777	918
Preferred Unit Distributions	(4,725)	(4,928)	(14,285)	(14,802)

Loss from Continuing Operations Available to Unitholders	$(970)	$(15,498)	$(28,172)	$(34,270)

Income from Discontinued Operations, Net of Income Tax Provision	$5,438	$6,059	$13,840	$10,468
Income from Discontinued Operations Allocable to Participating Securities	(34)	—	—	—

Income from Discontinued Operations Attributable to Unitholders	$5,404	$6,059	$13,840	$10,468

Net Income (Loss) Available	$4,468	$(9,439)	$(14,332)	$(23,802)
Net Income Allocable to Participating Securities	(34)	—	—	—

Net Income (Loss) Available to Unitholders	$4,434	$(9,439)	$(14,332)	$(23,802)

Denominator:
Weighted Average Units — Basic and Diluted	98,431,621	91,196,388	94,463,999	84,131,331

Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.01)	$(0.17)	$(0.30)	$(0.41)

Income from Discontinued Operations Attributable to Unitholders	$0.05	$0.07	$0.15	$0.12

Net Income (Loss) Available to Unitholders	$0.05	$(0.10)	$(0.15)	$(0.28)

Participating securities include Units that correspond to the Company’s 745,712 and 688,708 unvested restricted stock awards outstanding at September 30, 2012 and 2011, respectively, which participate in non-forfeitable distributions of the Operating Partnership. Participating security holders are not obligated to share in losses. Therefore, none of the net loss was allocated to participating securities for the three months ended September 30, 2011 and nine months ended September 30, 2012 and 2011.

The number of weighted average units—diluted is the same as the number of weighted average units — basic for the three and nine months ended September 30, 2012 and 2011, as the effect of Units corresponding to the Company’s stock options and restricted stock unit awards (that do not participate in non-forfeitable dividends of the Operating Partnership) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders. Units corresponding to the following awards of the Company were anti-dilutive and could be dilutive in future periods:

	Number of Awards Outstanding At September 30, 2012	Number of Awards Outstanding At September 30, 2011
Non-Participating Securities:
Restricted Stock Unit Awards	713,550	923,700
Options	—	25,201

10. Derivatives

Our objectives in using interest rate derivatives are to add stability to interest expense or preferred stock dividends and to manage our cash flow volatility and exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Our Series F Preferred Units are subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year Treasury CMT Rate, ii) the 10 year Treasury CMT Rate or iii) 3 month LIBOR. For the third quarter of 2012, the new coupon rate was 5.065% . In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Units (the “Series F Agreement”). This Series F Agreement fixes the 30 year Treasury CMT rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark-to-market gains or losses related to this agreement are recorded in the statement of operations. For the three and nine months ended September 30, 2012, losses of $29 and $334, respectively, are recognized as Mark-to-Market Loss on Interest Rate Protection Agreements. For the three and nine months ended September 30, 2011, losses of $1,372 and $1,560, respectively, are recognized as Mark-to-Market Loss on Interest Rate Protection Agreements. Quarterly payments are treated as a component of the mark-to-market gains or losses and for the three and nine months ended September 30, 2012, totaled $326 and $865, respectively, and for the three and nine months ended September 30, 2011, totaled $106 and $294, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income (“OCI”) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,406 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.

The following is a summary of the terms of our derivatives and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheets:

Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	Fair Value As of September 30, 2012	Fair Value As of December 31, 2011
Derivatives not designated as hedging instruments:
Series F Agreement*	$50,000	5.2175%	October 2008	October 1, 2013	$(1,136)	$(1,667)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of September 30, 2012 and December 31, 2011, the outstanding payable was $326 and $280, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the three and nine months ended September 30, 2012 and 2011:

		Three Months Ended		Nine Months Ended
Interest Rate Products	Location on Statement	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Amortization Reclassified from OCI into Income (Loss)	Interest Expense	$(579)	$(531)	$(1,690)	$(1,633)

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

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Series F Agreement at September 30, 2012	$(1,136)	—	—	$(1,136)
Series F Agreement at December 31, 2011	$(1,667)	—	—	$(1,667)

The following table presents the quantitative information about the Level 3 fair value measurements at September 30, 2012.

	Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range
Series F Agreement	$(1,136)	Discounted Cash Flow	Long Dated Treasuries (A)	2.77% – 2.94%

			Own Credit Risk (B)	1.04% – 1.82%

(A)	Represents the forward 30 year Treasury CMT Rate.
(B)	Represents credit default swap spread curve used in the valuation analysis.

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

The following table presents a reconciliation of our liabilities classified as Level 3 at September 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Ending liability balance at December 31, 2011	$(1,667)
Mark-to-Market of the Series F Agreement	531

Ending liability balance at September 30, 2012	$(1,136)

11. Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

We have committed to the construction of certain development projects totaling approximately 1.6 million square feet of GLA. The estimated total construction costs as of September 30, 2012, are approximately $72,130. Of this amount, approximately $41,550 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

12. Subsequent Events

On October 1, 2012, we paid off and retired an other loan payable originally maturing in January 2013 in the amount of $115.

On October 4, 2012, we paid off and retired a mortgage loan originally maturing in September 2014 in the amount of $1,880.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described under the heading “Risk Factors” and elsewhere in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2011, and in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries.

GENERAL

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 95.2% common ownership interest at September 30, 2012. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred units (“Preferred Units”) with an aggregate liquidation priority of $275 million at September 30, 2012. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, an approximate 4.8% interest in the Operating Partnership at September 30, 2012. Operations are also conducted through other partnerships and limited liability companies (“L.L.C.s”) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein.

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

As of September 30, 2012, we owned 650 industrial properties located in 25 states in the United States and one province in Canada, containing an aggregate of approximately 55.1 million square feet of gross leasable area (“GLA”). On a combined basis, as of September 30, 2012, the Other Real Estate Partnerships owned 66 industrial properties containing an aggregate of approximately 7.6 million square feet of GLA.

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

RESULTS OF OPERATIONS

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Our net loss available to unitholders was $14.3 million and $23.8 million for the nine months ended September 30, 2012 and 2011, respectively. Basic and diluted net loss available to unitholders was $0.15 per Unit and $0.28 per Unit for the nine months ended September 30, 2012 and 2011, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the nine months ended September 30, 2012 and 2011. Same store properties are properties owned prior to January 1, 2011 and held as an operating property through September 30, 2012 and developments and redevelopments that were placed in service prior to January 1, 2011 or were substantially completed for the 12 months prior to January 1, 2011. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2010 and held as an operating property through September 30, 2012. Sold properties are properties that were sold subsequent to December 31, 2010. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2011 or b) stabilized prior to January 1, 2011. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

During the period between January 1, 2011 and September 30, 2012, two same store properties, comprising approximately 0.1 million square feet, were moved from the same store classification to the redevelopment classification. As of September 30, 2012, redevelopment activities for both properties are complete. These properties will be placed in service upon the earlier of a) stabilized occupancy (generally defined as 90% occupied) or b) one year subsequent to redevelopment construction completion and will be moved back to the same store classification after the properties have been placed in service for at least two consecutive calendar years.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the nine months ended September 30, 2012 and 2011, the average occupancy rates of our same store properties were 87.2% and 85.4%, respectively.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$208,490	$206,091	$2,399	1.2%
Acquired Properties	3,211	799	2,412	301.9%
Sold Properties	5,886	13,027	(7,141)	(54.8)%
(Re) Developments and Land, Not Included Above	729	498	231	46.4%
Other	5,110	3,067	2,043	66.6%

	$223,426	$223,482	$(56)	0.0%
Discontinued Operations	(6,871)	(14,067)	7,196	(51.2)%

Total Revenues	$216,555	$209,415	$7,140	3.4%

Revenues from same store properties increased $2.4 million primarily due to an increase in average occupancy and an increase in termination fees partially offset by a decrease in tenant recovery income. Revenues from acquired properties increased $2.4 million due to the two industrial properties acquired subsequent to December 31, 2010 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $7.1 million due to the 57 industrial properties sold subsequent to December 31, 2010 totaling approximately 6.8 million square feet of GLA. Revenues from (re)developments and land increased $0.2 million primarily due to an increase in occupancy. Other revenues increased $2.0 million primarily due to the reversal of an allowance for deferred rent receivable related to certain tenants.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$62,323	$65,267	$(2,944)	(4.5)%
Acquired Properties	655	155	500	322.6. %
Sold Properties	2,237	5,061	(2,824)	(55.8)%
(Re) Developments and Land, Not Included Above	802	616	186	30.2%
Other	8,433	8,150	283	3.5%

	$74,450	$79,249	$(4,799)	(6.1)%
Discontinued Operations	(2,807)	(5,773)	2,966	(51.4)%

Total Property Expenses	$71,643	$73,476	$(1,833)	(2.5)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $2.9 million due primarily to a decrease in real estate tax expense resulting from an increase in refunds received relating to previous tax years and a decrease in repairs and maintenance expense resulting from lower snow removal costs incurred due to the mild 2012 winter. Property expenses from acquired properties increased $0.5 million due to properties acquired subsequent to December 31, 2010. Property expenses from sold properties decreased $2.8 million due to properties sold subsequent to December 31, 2010. Property expenses from (re)developments and land increased by $0.2 million due to an increase in real estate tax expense. Other expenses remained relatively unchanged.

General and administrative expense increased $1.3 million, or 8.9%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due primarily to an increase in incentive compensation expense, professional fees and an increase in franchise tax expense due to the reversal of a state franchise tax reserve relating to the 1996-2001 tax years during the nine months ended September 30, 2011.

For the nine months ended September 30, 2011, we incurred $1.6 million in restructuring charges to provide for costs associated with the termination of a certain office lease ($1.2 million) and other costs ($0.4 million) associated with implementing our restructuring plan

For industrial properties that no longer qualify to be classified as held for sale, any impairment charge or reversal recorded during the nine months ended September 30, 2012 and 2011 is reflected in continuing operations. Additionally, any impairment charge or reversal related to a land parcel, whether held for sale or held for use, is reflected in continuing operations. The impairment charge (reversal) included in continuing operations for the nine months ended September 30, 2012 and 2011 of $0.01 million and $(6.6) million, respectively, is primarily comprised of a charge or reversal of impairment relating to certain industrial properties and/or land parcels that no longer qualify for held for sale classification.

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$78,030	$76,005	$2,025	2.7%
Acquired Properties	1,950	762	1,188	155.9%
Sold Properties	673	2,677	(2,004)	(74.9)%
(Re) Developments and Land, Not Included Above	518	436	82	18.8%
Corporate Furniture, Fixtures and Equipment	836	1,098	(262)	(23.9)%

	$82,007	$80,978	$1,029	1.3%
Discontinued Operations	(1,214)	(3,176)	1,962	(61.8)%

Total Depreciation and Other Amortization	$80,793	$77,802	$2,991	3.8%

Depreciation and other amortization for same store properties increased $2.0 million primarily due to depreciation taken for properties that were classified as held for sale in 2011 but no longer classified as held for sale in 2012. Depreciation and other amortization from acquired properties increased $1.2 million due to properties acquired subsequent to December 31, 2010. Depreciation and other amortization from sold properties decreased $2.0 million due to properties sold subsequent to December 31, 2010. Depreciation and other amortization for (re)developments and land and other remained relatively unchanged. Corporate furniture, fixtures and equipment depreciation expense decreased $0.3 million due to assets becoming fully depreciated.

Interest income decreased $0.8 million, or 24.8%, primarily due to a decrease in the weighted average interest rate for mortgage loan receivables for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Interest expense, inclusive of $0 and $0.1 million of interest expense included in discontinued operations, for the nine months ended September 30, 2012 and 2011, respectively, decreased $13.9 million or 18.9%, primarily due to a decrease in the weighted average debt balance outstanding for the nine months ended September 30, 2012 ($1,359.9 million) as compared to the nine months ended September 30, 2011 ($1,550.4 million), an increase in capitalized interest of $1.0 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011due to an increase in development activities, and a decrease in the weighted average interest rate for the nine months ended September 30, 2012 (5.97%), as compared to the nine months ended September 30, 2011 (6.35%).

Amortization of deferred financing costs decreased $0.7 million, or 21.6%, due primarily to lower deferred financing costs due to the write off of financing costs related to the repurchase and retirement of certain of our senior unsecured notes, the replacement of our previous credit facility with the Unsecured Credit Facility in December 2011, and the early retirement of certain mortgage loans, partially offset by the costs associated with the origination of mortgage financings during 2012 and 2011.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Stock. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30 year Treasury constant maturity treasury (“CMT”) rate at 5.2175%. We recorded $0.3 million in mark-to-market loss, inclusive of $0.9 million in swap payments, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements for the nine months ended September 30, 2012, as compared to $1.6 million in mark-to-market loss, inclusive of $0.3 million in swap payments, for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, we recognized a net loss from retirement of debt of $6.6 million due to the partial repurchase of a certain series of our senior unsecured notes. For the nine months ended September 30, 2011, we recognized a net loss from retirement of debt of $4.4 million due to the early payoff of certain mortgage loans, the partial repurchase of certain series of our senior unsecured notes and a loss on a transfer of a property to a lender in satisfaction of a mortgage loan.

Foreign currency exchange loss of $0.3 million for the nine months ended September 30, 2011 relating to the wind-down of operations in Canada.

Equity in Income of Other Real Estate Partnerships decreased $4.1 million, or 42.5%, primarily due to an increase in depreciation expense taken during the nine months ended September 30, 2012 for properties that were classified as held for sale in 2011 but no longer classify as held for sale in 2012 as well as an increase in interest expense and a decrease in gain on sale of real estate for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Equity in Income of Joint Ventures decreased $0.8 million, or 82.8%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to a decrease in our economic share of gain and an earn-out related to a property sale from the 2003 Net Lease Joint Venture during 2011.

For both the nine months ended September 30, 2012 and nine months ended September 30, 2011, Gain on Change in Control of Interests relates to the acquisition of the 85% equity interest in one property in each of those periods from the institutional investor in the 2003 Net Lease Joint Venture. For the nine months ended September 30, 2012 and 2011, we recognized $0.8 million gain and $0.7 million gain, respectively, which is the difference between our carrying value and fair value of our equity interest in each of the properties on the respective acquisition date.

Income tax provision increased $2.7 million, or 106.9%, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due primarily to a one time IRS audit adjustment on the 2009 liquidation of a former taxable REIT subsidiary, partially offset by a decrease in taxes related to the gain on sale of real estate in the new taxable REIT subsidiaries for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
	($ in 000’s)
Total Revenues	$6,871	$14,067
Property Expenses	(2,807)	(5,773)
Impairment of Real Estate	(1,094)	(4,828)
Depreciation and Amortization	(1,214)	(3,176)
Interest Expense	—	(63)
Gain on Sale of Real Estate	12,084	12,289
Provision for Income Taxes	—	(2,048)

Income from Discontinued Operations	$13,840	$10,468

Income from discontinued operations for the nine months ended September 30, 2012 reflects the results of operations and gain on sale of real estate relating to 23 industrial properties that were sold during the nine months ended September 30, 2012 and the results of operations of four industrial properties that were identified as held for sale at September 30, 2012. The impairment loss for the nine months ended September 30, 2012 of $1.1 million relates to an impairment charge related to certain industrial properties that were sold during the nine months ended September 30, 2012.

Income from discontinued operations for the nine months ended September 30, 2011 reflects the gain on sale of real estate relating to 29 industrial properties that were sold during the nine months ended September 30, 2011, the results of operations of 34 industrial properties that were sold during the year ended December 31, 2011, the results of operations of 23 industrial properties that were sold during the nine months ended September 30, 2012 and the results of operations of the four industrial properties identified as held for sale at September 30, 2012. The impairment loss for the nine months ended September 30, 2011 of $4.8 million relates to an impairment charge pertaining to certain industrial properties that were either sold or classified as held for sale at September 30, 2012.

The $3.8 million and $1.4 million gain on sale of real estate for the nine months ended September 30, 2012 and 2011, respectively, resulted from the sale of one land parcel in each respective nine month period that did not meet the criteria for inclusion in discontinued operations.

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Our net income (loss) available to unitholders was $4.5 million and $(9.4) million for the three months ended September 30, 2012 and 2011, respectively. Basic and diluted net income (loss) available to unitholders was $0.05 per Unit and $(0.10) per Unit for the three months ended September 30, 2012 and 2011, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended September 30, 2012 and 2011. Same store properties are properties owned prior to January 1, 2011 and held as an operating property through September 30, 2012 and developments and redevelopments that were placed in service prior to January 1, 2011 or were substantially completed for the 12 months prior to January 1, 2011. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2010 and held as an operating property through September 30, 2012. Sold properties are properties that were sold subsequent to December 31, 2010. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2011 or b) stabilized prior to January 1, 2011. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended September 30, 2012 and 2011, the average occupancy rates of our same store properties were 86.9% and 86.4%, respectively.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$67,996	$68,088	$(92)	(0.1)%
Acquired Properties	1,173	589	584	99.2%
Sold Properties	1,477	3,835	(2,358)	(61.5)%
(Re) Developments and Land, Not Included Above	216	207	9	4.3%
Other	2,332	574	1,758	306.3%

	$73,194	$73,293	$(99)	(0.1)%
Discontinued Operations	(1,723)	(4,171)	2,448	(58.7)%

Total Revenues	$71,471	$69,122	$2,349	3.4%

Revenues from same store properties remained relatively unchanged. Revenues from acquired properties increased $0.6 million due to the two industrial properties acquired subsequent to December 31, 2010 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $2.4 million due to the 57 industrial properties sold subsequent to December 31, 2010 totaling approximately 6.8 million square feet of GLA. Revenues from (re)developments and land remained relatively unchanged. Other revenues increased $1.8 million primarily due to the reversal of an allowance for deferred rent receivable related to certain tenants.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$19,825	$21,068	$(1,243)	(5.9)%
Acquired Properties	255	112	143	127.7%
Sold Properties	424	1,364	(940)	(68.9)%
(Re) Developments and Land, Not Included Above	283	219	64	29.2%
Other	3,176	2,807	369	13.1%

	$23,963	$25,570	$(1,607)	(6.3)%
Discontinued Operations	(620)	(1,633)	1,013	(62.0)%

Total Property Expenses	$23,343	$23,937	$(594)	(2.5)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $1.2 million primarily due to a decrease in real estate tax expense resulting from an increase in refunds received relating to previous tax years. Property expenses from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2010. Property expenses from sold properties decreased $0.9 million due to properties sold subsequent to December 31, 2010. Property expenses from (re)developments and land increased $0.1 million due to an increase in real estate tax expense. Other expenses increased $0.4 million due to an increase in maintenance company expenses.

General and administrative expense remained relatively unchanged.

For industrial properties that no longer qualify to be classified as held for sale, any impairment charge or reversal recorded during the three months ended September 30, 2011 is reflected in continuing operations. Additionally, any impairment charge or reversal related to a land parcel, whether held for sale or held for use, is reflected in continuing operations. The impairment charge included in continuing operations for the three months ended September 30, 2011 of $0.7 million is primarily comprised of an impairment charge relating to certain industrial properties and land parcels that no longer qualify for held for sale classification.

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,005	$27,822	$(2,817)	(10.1)%
Acquired Properties	675	457	218	47.7%
Sold Properties	63	1,019	(956)	(93.8)%
(Re) Developments and Land, Not Included Above	186	141	45	31.9%
Corporate Furniture, Fixtures and Equipment	258	341	(83)	(24.3)%

	$26,187	$29,780	$(3,593)	(12.1)%
Discontinued Operations	(135)	(1,102)	967	(87.7)%

Total Depreciation and Other Amortization	$26,052	$28,678	$(2,626)	(9.2)%

Depreciation and other amortization for same store properties decreased $2.8 million due to the accelerated depreciation and amortization attributable to certain tenants who terminated their leases early during 2011 as well as catch-up depreciation taken for properties that no longer qualified to be classified as held for sale during the three months ended September 30, 2011. Depreciation and other amortization from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2010. Depreciation and other amortization from sold properties decreased $1.0 million due to properties sold subsequent to December 31, 2010. Depreciation and other amortization for (re)developments and land and other remained relatively unchanged. Corporate furniture, fixtures and equipment depreciation expense decreased $0.1 million due to assets becoming fully depreciated.

Interest income decreased $0.5 million, or 43.0%, primarily due to a decrease in the weighted average interest rate for mortgage loan receivables for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Interest expense for the three months ended September 30, 2012 and 2011, respectively, decreased $4.4 million, or 19.2%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended September 30, 2012 ($1,320.7 million) as compared to the three months ended September 30, 2011 ($1,443.9 million), an increase in capitalized interest of $0.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to an increase in development activities, and a decrease in the weighted average interest rate for the three months ended September 30, 2012 (5.83%), as compared to the three months ended September 30, 2011 (6.38%).

Amortization of deferred financing costs decreased $0.2 million, or 20.5%, due primarily to lower deferred financing costs due to the write off of financing costs related to the repurchase and retirement of certain of our senior unsecured notes and the replacement of our previous credit facility with the Unsecured Credit Facility in December 2011.

We recorded $0.03 million in mark-to-market loss, inclusive of $0.3 million in swap payments, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements for the three months ended September 30, 2012, as compared to $1.4 million in mark-to-market loss, inclusive of $0.1 million in swap payments, for the three months ended September 30, 2011.

For the three months ended September 30, 2012, we recognized a net loss from retirement of debt of $0.4 million due to the partial repurchase of a certain series of our senior unsecured notes. For the three months ended September 30, 2011, we recognized a net loss from retirement of debt of $0.3 million due to the partial repurchases of certain series of our senior unsecured notes as well as the loss on a transfer of a property to a lender in satisfaction of a mortgage loan.

Foreign currency exchange loss of $0.3 million for the three months ended September 30, 2011 relating to the Company’s wind-down of operations in Canada.

Equity in Income of Other Real Estate Partnerships remained relatively unchanged.

Equity in Income of Joint Ventures decreased $0.7 million, or 96.4%, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 primarily due to a decrease in our economic share of gain and an earn-out related to a property sale from the 2003 Net Lease Joint Venture during 2011.

For the three months ended September 30, 2012, we recorded an income tax benefit of $0.01 million, as compared to an income tax provision of $0.4 million for the three months ended September 30, 2011. The variance of $0.4 million, or 101.2%, is due primarily to a decrease in taxes related to a decrease in the gain on sale of real estate in the taxable REIT subsidiaries. For the three months ended September 30, 2012, the taxable REIT subsidiaries did not sell any properties.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
	($ in 000’s)
Total Revenues	$1,723	$4,171
Property Expenses	(620)	(1,633)
Impairment of Real Estate	—	(1,387)
Depreciation and Amortization	(135)	(1,102)
Gain on Sale of Real Estate	4,470	6,010

Income from Discontinued Operations	$5,438	$6,059

Income from discontinued operations for the three months ended September 30, 2012 reflects the results of operations and gain on sale of real estate relating to 17 industrial properties that were sold during the three months ended September 30, 2012 and the results of operations of four industrial properties that were identified as held for sale at September 30, 2012.

Income from discontinued operations for the three months ended September 30, 2011 reflects the gain on sale of real estate relating to 13 industrial properties that were sold during the three months ended September 30, 2011, the results of operations of 34 industrial properties that were sold during the year ended December 31, 2011, the results of operations of 23 industrial properties that were sold during the nine months ended September 30, 2012 and the results of operations of the four industrial properties identified as held for sale at September 30, 2012. The impairment loss for the three months ended September 30, 2011 of $1.4 million relates to an impairment charge pertaining to certain industrial properties that were either sold or classified as held for sale at September 30, 2012.

The $3.8 million and $1.4 million gain on sale of real estate for the three months ended September 30, 2012 and 2011, respectively, resulted from the sale of one land parcel in each respective three month period that did not meet the criteria for inclusion in discontinued operations.

LEASING ACTIVITY

The following table provides a summary of our leasing activity for the three and nine months ended September 30, 2012. The table does not include month to month leases or leases with terms less than twelve months. New leases where there were no prior comparable leases, due to extended downtime or materially different lease structures, are also excluded.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Net Effective Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
Third Quarter 2012	115	2,288	$3.89	(1.0)%	4.2	$2.36	63.7%
Year to Date 2012	385	6,854	$4.22	0.1%	3.9	$2.53	62.3%

(1)	Net effective rent is the average net rent calculated in accordance with GAAP, over the term of the lease.
(2)	GAAP basis rent growth is a ratio of the change in net effective rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) compared to the net effective rent (on a GAAP basis) of the comparable lease.
(3)	The lease term is expressed in months. Assumes no exercise of lease renewal option, if any.
(4)	Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and does not reflect actual expenditures for the period.
(5)	Represents the weighted average square feet of tenants renewing their respective leases.

During the three months ended September 30, 2012, we signed 51 leases with free rent for 0.9 million square feet of GLA and with total concessions of $1.4 million. During the nine months ended September 30, 2012, we signed 179 leases with free rent for 3.5 million square feet of GLA and with total concessions of $3.9 million.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, our cash and cash equivalents were approximately $2.5 million. We also had $422.4 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions.

We considered our short-term (through September 30, 2013) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements and the minimum distributions required to maintain the Company’s REIT qualification under the Code. We anticipate that these needs will be met with cash flows provided by operating and investing activities, including the disposition of select assets.

We expect to meet long-term (after September 30, 2013) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional Units and preferred Units, subject to market conditions.

We also financed the development or acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At September 30, 2012, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 2.175%. As of November 2, 2012, we had approximately $403.0 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2012, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2012.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB/Ba3/BB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Nine Months Ended September 30, 2012

Net cash provided by operating activities of approximately $76.5 million for the nine months ended September 30, 2012 was comprised primarily of the non-cash adjustments of approximately $80.7 million, offset by a net loss of approximately $0.1 million, the net change in operating assets and liabilities of $0.05 million, fees associated with retirement of debt of approximately $0.4 million and payments of premiums and discounts associated with senior unsecured notes of $3.6 million. The adjustments for the non-cash items of approximately $80.7 million are primarily comprised of depreciation and amortization of approximately $91.4 million, the loss from retirement of debt of approximately $6.6 million, the impairment of real estate of $1.1 million, the provision for bad debt of approximately $0.6 million, the mark-to-market loss related to the Series F Agreement of approximately $0.3 million, offset by the gain on sale of real estate of approximately $15.9 million, the gain on the change in control of interests in connection with the purchase of the 85% equity interest in one property from the 2003 Net Lease Joint Venture of approximately $0.8 million, equity in income of our Joint Ventures of $0.2 million and the effect of the straight-lining of rental income of approximately $2.4 million.

Net cash used in investing activities of approximately $2.8 million for the nine months ended September 30, 2012 was comprised primarily of investments in and advances to the Other Real Estate Partnerships, the acquisition of one property and several land parcels, the development of real estate, capital expenditures related to the improvement of existing real estate and payments related to leasing activities, offset by distributions from the Other Real Estate Partnerships in excess of equity in income, net proceeds from the sale of real estate and the repayments on our mortgage notes receivable.

During the nine months ended September 30, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded with a cash payment of $8.3 million and the assumption of a mortgage loan in the amount of $12.0 million, which was subsequently paid off on the date of acquisition. We also acquired several land parcels. The purchase price of these land parcel acquisitions totaled approximately $40.0 million, excluding costs incurred in conjunction with the acquisition of these land parcels.

During the nine months ended September 30, 2012, we sold 23 industrial properties comprising approximately 3.9 million square feet of GLA and one land parcel. Proceeds from the sales of the 23 industrial properties and one land parcel, net of closing costs, were approximately $75.8 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2012.

Net cash used in financing activities of approximately $78.9 million for the nine months ended September 30, 2012 was comprised primarily of repayments on our senior unsecured notes and mortgage and other loans payable, payments of debt and equity issuance costs, preferred general partnership Unit distributions, the repurchase and retirement of restricted units, payments on the interest rate swap agreement and net repayments on our Unsecured Credit Facility, offset by the net proceeds from the issuance of Units and proceeds from the origination of mortgage loans payable.

During the nine months ended September 30, 2012, we repurchased $91.6 million of our unsecured notes at an aggregate purchase price of $94.0 million. Additionally, we also paid off and retired our 2012 Notes, at maturity, in the amount of $61.8 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

During the three months ended September 30, 2012, we obtained five secured mortgage loans aggregating to $97.6 million. The mortgage loans bear interest at a fixed rate of 4.03% and mature on September 1, 2022.

During the three months ended September 30, 2012, the Company issued 9,400,000 shares of its common stock through a public offering, resulting in net proceeds of approximately $116.8 million. Additionally, during the nine months ended September 30, 2012, the Company issued 1,532,598 shares of its common stock in “at-the-market” offerings, resulting in net proceeds of approximately $18.1 million. These proceeds were contributed to us in exchange for an equivalent number of Units. We may access the equity markets again, subject to contractual restrictions and market conditions. To the extent additional equity offerings occur, we expect to use at least a portion of the proceeds received to reduce our indebtedness or fund property acquisitions and developments.

Market Risk

The following discussion about our risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward- looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.

Interest Rate Risk

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at September 30, 2012 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At September 30, 2012, approximately $1,162.1 million (approximately 97.7% of total debt at September 30, 2012) of our debt was fixed rate debt and approximately $27.0 million (approximately 2.3% of total debt at September 30, 2012) was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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

Based upon the amount of variable rate debt outstanding at September 30, 2012, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.1 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at September 30, 2012. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of September 30, 2012, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Units (see Note 10 to the Consolidated Financial Statements).

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes the Operating Partnership to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At September 30, 2012, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.

IRS Tax Refund

On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40.4 million in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. As previously reported, the IRS examination team, which is required by statute to review all refund claims in excess of $2.0 million on behalf of the Joint Committee on Taxation, indicated to us that it disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. We have reached an agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income was $13.7 million, which equates to approximately $4.8 million of taxes owed. We must also pay accrued interest which approximates $0.5 million as of September 30, 2012. During the nine months ended September 30, 2012, the Operating Partnership recorded a charge of $5.3 million related to the agreed-upon adjustment which is reflected as a component of income tax expense. The settlement amount is subject to final review and approval by the Joint Committee on Taxation. There can be no assurance that the settlement amount will be approved at the level we currently anticipate, nor can we provide an estimate of the timing of the final approval.

In addition, we are currently in discussions with the regional office of the IRS to determine the timing of the impact of the proposed tax settlement on the tax liability of the limited partners of the Operating Partnership and the stockholders of the Company.

Recent Accounting Pronouncements

Refer to Note 2 to the Consolidated Financial Statements.

Subsequent Events

On October 1, 2012, we paid off and retired an other loan payable originally maturing in January 2013 in the amount of $0.1 million.

On October 4, 2012, we paid off and retired a mortgage loan originally maturing in September 2014 in the amount of $1.9 million.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.1*	The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By: FIRST INDUSTRIAL REALTY TRUST, INC. Its Sole General Partner

By:	/s/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2012

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1**	Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

101.1*	The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith
**	Furnished herewith