Form 10-K
period 2012-12-31
FIRST INDUSTRIAL LP
filed 2013-03-01
CIK 1033128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FIRST INDUSTRIAL, L.P.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described in Item 1A, “Risk Factors” and in our other filings with the Securities and Exchange Commission (the “SEC”). We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to First Industrial, L.P. and their respective controlled subsidiaries.

PART I

THE COMPANY

Item 1. Business

General

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 95.5% ownership interest at December 31, 2012. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred units (“Preferred Units”) with an aggregate liquidation priority of $225.0 million at December 31, 2012. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, an approximately 4.5% interest in the Operating Partnership at December 31, 2012. Operations are also conducted through other partnerships and limited liability companies (“L.L.C.s”) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein.

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

We also own noncontrolling equity interests in, and provide services to, two joint ventures (the “2003 Net Lease Joint Venture” and the “2007 Europe Joint Venture”). During 2010, we provided various services to, and ultimately disposed of our equity interests in, five joint ventures (the “2005 Development/Repositioning Joint Venture,” the “2005 Core Joint Venture,” the “2006 Net Lease Co- Investment Program,” the “2006 Land/Development Joint Venture,” and the “2007 Canada Joint Venture;” together with the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture, the “Joint Ventures”). The 2007 Europe Joint Venture does not own any properties. See Note 6 to the Consolidated Financial Statements for more information on the Joint Ventures.

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.

As of December 31, 2012, we owned 648 in-service industrial properties, containing an aggregate of approximately 55.8 million square feet of gross leasable area (“GLA”). On a combined basis, as of December 31, 2012, the Other Real Estate Partnerships owned 66 in-service industrial properties, containing an aggregate of approximately 7.6 million square feet of GLA. Of the 66 industrial properties owned by the Other Real Estate Partnerships at December 31, 2012, 21 are held by the Financing Partnership, 17 are held by the Pennsylvania Partnership, nine are held by the Mortgage Partnership, seven are held by the Securities Partnership, six are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership, one is held by TK-SV, LTD. and one is held by FI Development Services, L.P. Our in-service portfolio includes all properties other than developed, redeveloped and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 90% leased). Properties which are at least 75% occupied at acquisition are placed in-service. Acquired properties less than 75% occupied are placed in-service upon the earlier of reaching 90% occupancy or one year from the acquisition date. Development properties are placed in-service upon the earlier of reaching 90% occupancy or one year from the date construction is completed. Redevelopments (generally projects which require capital expenditures exceeding 25% of basis) are placed in-service upon the earlier of reaching 90% occupancy or one year from the completion of renovation construction.

We utilize an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At February 20, 2013, we had 173 employees.

We maintain a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-K. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s Interactive Data Electronic Application (“IDEA”) via the SEC’s home page on the Internet (http://www.sec.gov). In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on our website or upon request to us. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors. Please direct requests as follows:

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

•

External Growth. We seek to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties, industrial property businesses or individual properties which meet our investment parameters within our target markets; (iii) the expansion of our properties; and (iv) possible additional joint venture investments.

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

•

Market Strategy. Our market strategy is to concentrate on the top industrial real estate markets in the United States. These markets have one or more of the following characteristics: (i) favorable industrial real estate fundamentals, including improving industrial demand and constrained supply that can lead to long-term rent growth; (ii) warehouse distribution markets that should benefit from increases in distribution activity driven by growth in global trade and local consumption; and (iii) sufficient size to provide ample opportunity for growth through incremental investments as well as offer asset liquidity.

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

•	Acquisition/Development Strategy. Our acquisition/development strategy is to invest in properties in the top industrial real estate markets in the United States.

•	Disposition Strategy. We continuously evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition.

•

Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we utilize a portion of proceeds from property sales, proceeds from mortgage financings, line of credit borrowings under our $450 million unsecured credit facility (the “Unsecured Credit Facility”), and proceeds from the issuance, when and as warranted, of additional equity securities (see Recent Developments). We also continually evaluate joint venture arrangements as another source of capital. As of February 28, 2013, we had approximately $321.0 million available for additional borrowings under the Unsecured Credit Facility.

Recent Developments

During the year ended December 31, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture at a cap rate of 7.3% and several land parcels. The cap rate for the industrial property acquisition was calculated by annualizing the contract rent in place at the time of acquisition and dividing it by the gross agreed-upon fair value for the real estate. The acquisition was funded with a cash payment of $8.3 million and the assumption of a mortgage loan in the amount of $12.0 million, which was subsequently paid off on the date of acquisition. The purchase price of the land parcels was approximately $40.0 million, excluding costs incurred in conjunction with the acquisition of the land parcels. We also sold 26 industrial properties, at a weighted average cap rate of 8.9%, and one parcel of land for an aggregate gross sales price of $83.1 million. The cap rate for the 26 industrial property sales is calculated by taking revenues of the property (excluding straight-line rent, lease inducement amortization and above and below market lease amortization) less operating expenses of the property for a period of the last twelve full months prior to sale and dividing the sum by the sales price of the property. At December 31, 2012, we owned 648 in-service industrial properties containing approximately 55.8 million square feet of GLA.

During the year ended December 31, 2012, we repurchased and retired prior to maturity $106.3 million of our senior unsecured notes and recognized a loss from retirement of debt on our Consolidated Statement of Operations of $9.3 million. We also paid off and retired our 6.875% Notes due 2012 (the “2012 Notes”), at maturity, in the amount of $61.8 million.

During the year ended December 31, 2012, we originated $97.6 million in mortgage financings at an interest rate of 4.03%, maturing in September 2022. We also paid off and retired prior to maturity $14.1 million in mortgage loans payable and recognized a loss from retirement of debt of $0.4 million.

During the year ended December 31, 2012, the Company redeemed 2,000,000 Depositary Shares, each representing 1/10,000th of a share of our 7.25%, Series J Cumulative Redeemable Preferred Stock, $0.01 par value (the “Series J Preferred Stock), at a redemption price of $25.00 per Depositary Share. An equivalent number of Series J Cumulative Redeemable Preferred Units (the “Series J Preferred Units”) were redeemed during the year ended December 31, 2012 as well.

During the year ended December 31, 2012, the Company issued 9,400,000 shares of its common stock, generating $116.7 million in net proceeds, in an underwritten public offering. Additionally, during the first quarter of the 2012 the Company issued 1,532,598 shares of its common stock, generating $18.1 million in net proceeds, under the Company’s “at-the-market” equity offering program (the “2012 ATM”). The proceeds from the issuances were contributed to us in exchange for an equivalent number of Units and are reflected in our financial statements as a general partner contribution.

Future Property Acquisitions, Developments and Property Sales

We have acquisition and development programs through which we seek to identify portfolio and individual industrial property acquisitions and developments.

We also sell properties based on market conditions and property related factors. As a result, we are currently engaged in negotiations relating to the possible acquisition, development or sale of certain industrial properties in our portfolio.

When evaluating potential industrial property acquisitions and developments, as well as potential industrial property sales, we will consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the terms of tenant leases, including the potential for rent increases; (iv) the potential for economic growth and the tax and regulatory environment of the area in which the property is located; (v) the occupancy and demand by tenants for properties of a similar type in the vicinity; (vi) competition from existing properties and the potential for the construction of new properties in the area; (vii) the potential for capital appreciation of the property; (viii) the ability to improve the property’s performance through renovation; and (ix) the potential for expansion of the physical layout of the property and/or the number of sites.

INDUSTRY

Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. For the five years ended December 31, 2012, the national occupancy rate for industrial properties in the United States has ranged from 85.4%* to 89.8%*, with an occupancy rate of 87.2%* at December 31, 2012.

*	Source: CBRE Econometric Advisors

Item 1A. Risk Factors

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

From time to time, the capital and credit markets in the United States and other countries experience significant price volatility, dislocations and liquidity disruptions, which can cause the market prices of many securities and the spreads on prospective debt financings to fluctuate substantially. These circumstances can materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in some cases result in the unavailability of financing. A significant amount of our existing indebtedness was sold through capital markets transactions. We anticipate that the capital markets could be a source of refinancing of our existing indebtedness in the future. This source of refinancing may not be available if capital market volatility and disruption occurs. Furthermore, we could potentially lose access to available liquidity under our Unsecured Credit Facility if one or more participating lenders were to default on their commitments. If our ability to issue additional debt or equity securities to finance future acquisitions, developments and redevelopments and joint venture activities or to borrow money under our Unsecured Credit Facility were to be impaired by capital market volatility and disruption, it could have a material adverse effect on our liquidity and financial condition.

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

Real estate investments’ value fluctuates depending on conditions in the general economy and the real estate industry. These conditions may limit the Consolidated Operating Partnership’s revenues and available cash.

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

Our financial results depend on leasing space to tenants on terms favorable to us. Our income and funds available for distribution to our unitholders will decrease if a significant number of our tenants cannot pay their rent or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real estate property, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the property.

The Consolidated Operating Partnership may be unable to sell properties when appropriate or at all because real estate investments are not as liquid as certain other types of assets.

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

We acquire and intend to continue to acquire primarily industrial properties. The acquisition of properties entails various risks, including the risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase prices may be elevated. In addition, we expect to finance future acquisitions through a combination of borrowings under the Unsecured

Credit Facility, proceeds from equity or debt offerings and debt originations by the Consolidated Operating Partnership and proceeds from property sales, which may not be available and which could adversely affect our cash flow. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market value of, our Units.

The Consolidated Operating Partnership may be unable to renew leases or find other lessees.

We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the current rates, our financial condition, results of operation, cash flow and ability to pay distributions on, and the market value of, our Units could be adversely affected. As of December 31, 2012, leases with respect to approximately 7.1 million, 8.3 million and 6.9 million square feet of our total GLA, representing 14%, 17% and 14% of our total GLA, expire in 2013, 2014 and 2015, respectively.

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

As part of our business, we sell properties to third parties as opportunities arise. Under the Code, a 100% penalty tax could be assessed on the gain resulting from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The Internal Revenue Service (“IRS”) could contend that certain sales of properties by us are prohibited transactions. While we have implemented controls to avoid prohibited transactions, if a dispute were to arise that was successfully argued by the IRS, the 100% penalty tax could be assessed against the profits from these transactions. In addition, any income from a prohibited transaction may adversely affect the Company’s ability to satisfy the income tests for qualification as a REIT.

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

The terms of our agreements governing our Unsecured Credit Facility and other indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. Our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the noteholders or lenders in a manner that could impose and cause us to incur material costs. We anticipate that we will be able to operate in compliance with our financial covenants in 2013. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income below, our current expectations. Under our Unsecured Credit Facility, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.

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

We may obtain additional mortgage debt financing in the future if it is available to us. These mortgages may be issued on a recourse, non-recourse or cross-collateralized basis. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy our debt. Holders of this indebtedness will have a claim against these properties. To the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness collateralized by properties. Foreclosure of properties would result in a loss of income and asset value to us, making it difficult for us to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. At December 31, 2012, mortgage loans payable totaling $483.5 million were cross-collateralized, inclusive of mortgage loans payable held by the Other Real Estate Partnerships.

The Consolidated Operating Partnership may have to make lump-sum payments on its existing indebtedness.

We are required to make the following lump-sum or “balloon” payments under the terms of some of our indebtedness, including:

•	$11.6 million aggregate principal amount of 7.750% Notes due 2032 (the “2032 Notes”);

•	$55.3 million aggregate principal amount of 7.600% Notes due 2028 (the “2028 Notes”);

•	$6.1 million aggregate principal amount of 7.150% Notes due 2027 (the “2027 Notes”);

•	$106.9 million aggregate principal amount of 5.950% Notes due 2017 (the “2017 II Notes”);

•	$55.4 million aggregate principal amount of 7.500% Notes due 2017 (the “2017 Notes”);

•	$159.7 million aggregate principal amount of 5.750% Notes due 2016 (the “2016 Notes”);

•	$81.8 million aggregate principal amount of 6.420% Notes due 2014 (the “2014 Notes”);

•	$574.4 million in mortgage loans payable, in the aggregate, due between January 2014 and September 2022 on certain of our mortgage loans payable; and

•

a $450.0 million Unsecured Credit Facility maturing December 12, 2014, under which we may borrow to finance the acquisition of additional properties, fund developments and for other corporate purposes, including working capital. The Unsecured Credit Facility contains a one-year extension option.

As of December 31, 2012, $98.0 million was outstanding under the Unsecured Credit Facility at a weighted average interest rate of 1.912%.

Our ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on our ability either to refinance the applicable indebtedness or to sell properties. We have no commitments to refinance the 2014 Notes, the 2016 Notes, the 2017 Notes, the 2017 II Notes, the 2027 Notes, the 2028 Notes, the 2032 Notes, the Unsecured Credit Facility or the mortgage loans. Our existing mortgage loan obligations are collateralized by our properties and therefore such obligations will permit the lender to foreclose on those properties in the event of a default.

There is no limitation on debt in the Consolidated Operating Partnership’s organizational documents.

As of December 31, 2012, our ratio of debt to our total market capitalization was 42.2%. We compute the percentage by calculating our total consolidated debt as a percentage of the aggregate market value of all outstanding shares of the Company’s common stock, assuming the exchange of all limited partnership units for the Company’s common stock, plus the aggregate stated value of all outstanding shares of preferred stock and total consolidated debt. Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur. Accordingly, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to make expected distributions to unitholders and an increased risk of default on our obligations.

Rising interest rates on the Consolidated Operating Partnership’s Unsecured Credit Facility could decrease the Consolidated Operating Partnership’s available cash.

Our Unsecured Credit Facility bears interest at a floating rate. As of December 31, 2012, our Unsecured Credit Facility had an outstanding balance of $98.0 million at a weighted average interest rate of 1.912%. Our Unsecured Credit Facility presently bears interest at LIBOR plus 170 basis points or at a base rate plus 170 basis points, at our election. Based on the outstanding balance on our Unsecured Credit Facility as of December 31, 2012, a 10% increase in interest rates would increase interest expense by $0.2 million on an annual basis. Increases in the interest rate payable on balances outstanding under our Unsecured Credit Facility would decrease our cash available for distribution to unitholders.

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

We regularly review our real estate assets for impairment indicators, such as a decline in a property’s occupancy rate, decline in general market conditions or a change in the expected hold period of an asset. If we determine that indicators of impairment are present, we review the properties affected by these indicators to determine whether an impairment charge is required. We use considerable judgment in making determinations about impairments, from analyzing whether there are indicators of impairment to the assumptions used in calculating the fair value of the investment. Accordingly, our subjective estimates and evaluations may not be accurate, and such estimates and evaluations are subject to change or revision.

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

We currently carry comprehensive insurance coverage including property, boiler & machinery, liability, fire, flood, terrorism, earthquake, extended coverage and rental loss as appropriate for the markets where each of our properties and their business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties and business activities. We believe our properties are adequately insured. However, there are certain losses, including losses from earthquakes, hurricanes, floods, pollution, acts of war or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed to be economically feasible or prudent to do so. If an uninsured loss, a loss in excess of insured limits occurs, or a loss is not paid due to insurer insolvency with respect to one or more of our properties, we could experience a significant loss of capital invested and potential revenues from these properties, and could potentially remain obligated under any recourse debt associated with the property.

The Consolidated Operating Partnership is subject to risks and liabilities in connection with its investments in properties through Joint Ventures.

As of December 31, 2012, the 2003 Net Lease Joint Venture owned approximately 2.7 million square feet of properties. Our net investment in this Joint Venture was $1.0 million at December 31, 2012. Our organizational documents do not limit the amount of available funds that we may invest in joint ventures and we intend to continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. Joint venture investments, in general, involve certain risks, including:

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

As of December 31, 2012, we owned one industrial property and one land parcel located in Canada. Our international operations will be subject to risks inherent in doing business abroad, including:

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

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the price of our securities, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Item 1B. Unresolved SEC Comments

None.

Item 2. Properties

General

At December 31, 2012, the Company owned 714 in-service industrial properties (648 of which were owned by the Consolidated Operating Partnership and 66 of which were owned by the Other Real Estate Partnerships) containing an aggregate of approximately 63.4 million square feet of GLA (55.8 million square feet of which comprised the properties owned by the Consolidated Operating Partnership and 7.6 million square feet of which comprised the properties owned by the Other Real Estate Partnerships) in 25 states and one province in Canada, with a diverse base of approximately 1,770 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The average annual rent per square foot on a portfolio basis, calculated at December 31, 2012, was $4.49. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.

We classify our properties into five industrial categories: light industrial, bulk warehouse, R&D/flex, regional warehouse and manufacturing. While some properties may have characteristics which fall under more than one property type, we use what we believe is the most dominant characteristic to categorize the property.

The following describes, generally, the different industrial categories:

•	Light industrial properties are of less than 100,000 square feet, have a ceiling height of 16-21 feet, are comprised of 5% –50% of office space and contain less than 50% of manufacturing space;

•	Bulk warehouse buildings are of more than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5% – 15% of office space and contain less than 25% of manufacturing space;

•	R&D/flex buildings are of less than 100,000 square feet, have a ceiling height of less than 16 feet, are comprised of 50% or more of office space and contain less than 25% of manufacturing space;

•	Regional warehouses are of less than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5% –15% of office space and contain less than 25% of manufacturing space; and

•	Manufacturing properties are a diverse category of buildings that have various ceiling heights, are comprised of 5% –15% of office space and contain at least 50% of manufacturing space.

The following tables summarize certain information as of December 31, 2012, with respect to the in-service properties owned by the Consolidated Operating Partnership, each of which is wholly owned.

Consolidated Operating Partnership

In-Service Property Summary Totals

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Manufacturing
Metropolitan Area	GLA	Number of Properties	GLA	Number of Properties	GLA	Number of Properties	GLA	Number of Properties	GLA	Number of Properties
Atlanta, GA	622,944	11	108,062	2	3,397,270	12	559,518	6	364,000	1
Baltimore, MD	615,752	11	170,826	5	586,647	3	96,000	1	171,000	1
Central PA	146,990	2	—	—	3,131,350	5	—	—	—	—
Chicago, IL	651,441	11	248,090	4	2,408,838	11	593,851	6	166,954	1
Cincinnati, OH	278,000	5	100,000	2	918,250	3	683,269	4	—	—
Cleveland, OH	—	—	—	—	1,317,799	7	—	—	—	—
Dallas, TX	2,307,047	42	408,161	17	2,148,315	16	460,533	6	—	—
Denver, CO	1,148,368	26	527,014	12	290,098	2	760,277	7	—	—
Detroit, MI	2,091,693	77	322,010	10	225,542	2	580,209	14	116,250	1
Houston, TX	585,349	9	132,997	6	2,457,546	11	446,318	6	—	—
Indianapolis, IN	861,100	18	25,000	2	1,143,555	5	467,127	6	—	—
Miami, FL	88,820	1	—	—	—	—	424,430	7	—	—
Milwaukee, WI	387,166	8	—	—	860,765	4	90,089	1	165,644	1
Minneapolis/St. Paul, MN	973,459	14	80,862	1	2,972,995	13	323,165	5	—	—
Nashville, TN	163,852	2	—	—	1,088,627	4	—	—	—	—
Northern New Jersey	749,849	13	199,967	4	329,593	2	—	—	—	—
Philadelphia, PA	—	—	—	—	—	—	131,934	2	—	—
Phoenix, AZ	38,560	1	—	—	710,403	5	354,327	5	—	—
Salt Lake City, UT	574,925	33	146,937	6	279,179	1	—	—	—	—
Seattle, WA	—	—	—	—	258,126	2	127,060	2	—	—
Southern California(a)	704,322	19	88,064	1	1,715,853	7	594,614	10	—	—
Southern New Jersey	115,626	2	45,054	1	281,100	2	191,329	2	—	—
St. Louis, MO	823,655	11	—	—	1,368,095	4	—	—	—	—
Tampa, FL	234,679	7	543,742	24	209,500	1	—	—	—	—
Toronto, ON	—	—	—	—	280,773	1	—	—	—	—
Other(b)	102,997	2	—	—	1,850,755	7	—	—	301,317	1

Total	14,266,594	325	3,146,786	97	30,230,974	130	6,884,050	90	1,285,165	6

(a)	Southern California includes the markets of Los Angeles, Inland Empire and San Diego.
(b)	Properties are located in Grand Rapids, MI, Orlando, FL, Kansas City, MO, San Antonio, TX, Birmingham, AL, Omaha, NE, Jefferson County, KY, Greenville, KY, Horn Lake, MS, and Fort Smith, AR.

Consolidated Operating Partnership

In-Service Property Summary Totals

	Totals
Metropolitan Area	GLA	Number of Properties	Average Occupancy at 12/31/12	GLA as a % of Total Portfolio	Encumbrances at 12/31/12 (In 000s)(c)
Atlanta, GA	5,051,794	32	82%	9.1%	$26,382
Baltimore, MD	1,640,225	21	83%	2.9%	9,872
Central PA	3,278,340	7	96%	5.9%	31,156
Chicago, IL	4,069,174	33	97%	7.3%	58,491
Cincinnati, OH	1,979,519	14	82%	3.5%	12,071
Cleveland, OH	1,317,799	7	74%	2.4%	33,956
Dallas, TX	5,324,056	81	87%	9.5%	58,850
Denver, CO	2,725,757	47	86%	4.9%	31,165
Detroit, MI	3,335,704	104	92%	6.0%	—
Houston, TX	3,622,210	32	99%	6.5%	56,540
Indianapolis, IN	2,496,782	31	92%	4.5%	16,230
Miami, FL	513,250	8	66%	0.9%	—
Milwaukee, WI	1,503,664	14	91%	2.7%	15,743
Minneapolis/St. Paul, MN	4,350,481	33	93%	7.8%	69,008
Nashville, TN	1,252,479	6	98%	2.2%	27,564
Northern New Jersey	1,279,409	19	89%	2.3%	24,520
Philadelphia, PA	131,934	2	100%	0.2%	3,543
Phoenix, AZ	1,103,290	11	84%	2.0%	13,654
Salt Lake City, UT	1,001,041	40	84%	1.8%	10,694
Seattle, WA	385,186	4	81%	0.7%	5,490
Southern California(a)	3,102,853	37	91%	5.6%	72,353
Southern New Jersey	633,109	7	87%	1.1%	5,909
St. Louis, MO	2,191,750	15	97%	3.9%	45,257
Tampa, FL	987,921	32	86%	1.8%	9,452
Toronto, ON	280,773	1	98%	0.5%	—
Other(b)	2,255,069	10	100%	4.0%	18,429

Total or Average	55,813,569	648	90%	100%	656,329

(a)	Southern California includes the markets of Los Angeles, Inland Empire and San Diego.
(b)	Properties are located in Grand Rapids, MI, Orlando, FL, Kansas City, MO, San Antonio, TX, Birmingham, AL, Omaha, NE, Jefferson County, KY, Greenville, KY, Horn Lake, MS, and Fort Smith, AR.
(c)	Certain properties are pledged as collateral under our mortgage financings at December 31, 2012. For purposes of this table, the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property’s carrying balance.

Property Acquisition/Development Activity

During the year ended December 31, 2012, we acquired one industrial property with a fair value of approximately $21.8 million through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded with a cash payment of $8.3 million and the assumption of a mortgage loan in the amount of $12.0 million, which was subsequently paid off on the date of acquisition. We also purchased several land parcels for an aggregate purchase price of approximately $40.0 million. The acquired industrial property has the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/12
Central PA	1	390,000	Bulk Warehouse	100%

During the year ended December 31, 2012, we placed in-service two developments totaling approximately 0.8 million square feet of GLA at a total cost of $44.1 million, inclusive of impairment charges recorded prior to the fiscal year ended December 31, 2012. One of the developments was an expansion of an existing building and the estimated investment excludes an allocation of land basis. The developments placed in-service have the following characteristics:

Metropolitan Area	GLA	Property Type	Occupancy at 12/31/12
Minneapolis/St. Paul, MN	155,867	Bulk Warehouse	100%
Southern California	691,960	Bulk Warehouse	100%

As of December 31, 2012, we were committed to the development of two industrial buildings totaling approximately 0.8 million square feet of GLA. The estimated completion cost is approximately $73.5 million. Of this amount, approximately $23.7 million remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost.

Property Sales

During the year ended December 31, 2012, we sold 26 industrial properties totaling approximately 4.1 million square feet of GLA and one land parcel. Total gross sales proceeds approximated $83.1 million. The 26 industrial properties sold have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type
Atlanta, GA	1	29,400	R&D Flex
Chicago, IL	1	59,075	Light Industrial
Cincinnati, OH	1	69,220	Light Industrial
Columbus, OH	10	2,884,159	Lt. Industrial/Bulk Warehouse Regional Warehouse
Dallas, TX	3	203,322	R&D Flex/Bulk Warehouse
Denver, CO	2	50,040	R&D Flex
Detroit, MI	4	128,394	Lt. Industrial/Manufacturing Regional Warehouse
Indianapolis, IN	1	12,800	Regional Warehouse
Milwaukee, WI	1	44,342	Light Industrial
Nashville, TN	2	575,543	Bulk Warehouse

Total	26	4,056,295

Property Acquisitions and Sales Subsequent to Year End

From January 1, 2013 to February 28, 2013, we sold one industrial property for approximately $1.7 million. There were no industrial properties acquired during this time.

Tenant and Lease Information

We have a diverse base of approximately 1,770 tenants engaged in a wide variety of businesses including manufacturing, retail, wholesale trade, distribution and professional services. At December 31, 2012, our leases, on a combined basis, have a weighted average lease length of 6.0 years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2012, approximately 90% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 2.7% of the Consolidated Operating Partnerships’ and Other Real Estate Partnerships’ combined rent revenues, nor did any single tenant or group of related tenants occupy more than 2.1% of the Consolidated Operating Partnership’s and Other Real Estate Partnership’s combined total GLA of our in-service properties.

Leasing Activity

The following table provides a summary of our leasing activity for the year ended December 31, 2012. The table does not include month to month leases or leases with terms less than twelve months. New leases where there were no prior comparable leases, due to extended downtime or materially different lease structures, are also excluded.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Net Effective Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
2012	517	9,636	$4.19	0.5%	4.3	$2.6	65.6%

(1)	Net effective rent is the average net rent calculated in accordance with GAAP, over the term of the lease.
(2)	GAAP basis rent growth is a ratio of the change in net effective rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) compared to the net effective rent (on a GAAP basis) of the comparable lease.
(3)	The lease term is expressed in years. Assumes no exercise of lease renewal option, if any.
(4)	Turnover costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Turnover costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.
(5)	Represents the weighted average square feet of tenants renewing their respective leases.

During the year ended December 31, 2012, we signed 248 leases with free rent periods during the lease term on 6.2 million square feet of GLA. Total concessions are $7.1 million associated with these leases.

Lease Expirations (1)

The following table shows scheduled lease expirations for all leases for our in-service properties as of December 31, 2012.

Year of Expiration(1)	Number of Leases Expiring	GLA Expiring(2)	Percentage of GLA Expiring(2)	Annual Base Rent Under Expiring Leases (3)	Percentage of Total Annual Base Rent Expiring (3)
				(In thousands)
2013	454	7,065,339	14%	$33,489	15%
2014	369	8,344,817	17%	40,097	18%
2015	330	6,903,450	14%	32,230	14%
2016	231	7,039,139	14%	28,472	13%
2017	181	4,854,889	10%	23,928	11%
2018	88	4,755,546	10%	20,923	10%
2019	42	2,535,814	5%	10,873	5%
2020	22	2,217,742	4%	8,796	4%
2021	20	2,199,185	4%	8,666	4%
2022	17	882,868	2%	3,144	1%
Thereafter	20	2,813,208	6%	11,967	5%

Total	1,774	49,611,997	100%	$222,585	100%

(1)	Includes leases that expire on or after January 1, 2013 and assumes tenants do not exercise existing renewal, termination or purchase options.
(2)	Does not include existing vacancies of 6,201,572 aggregate square feet.
(3)	Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2012, multiplied by 12. If free rent is granted, then the first positive rent value is used.

Item 3. Legal Proceedings

We are involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on the results of operations, financial position or liquidity.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Partners’ Capital, Related Partner Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the general partner and limited partner Units. As of February 28, 2013, there were 162 holders of record of general partner and limited partner Units.

We did not pay or declare distributions during the years ended December 31, 2012 or 2011. Our ability to make distributions depends on a number of factors, including our net cash provided by operating activities, capital commitments and debt repayment schedules. Holders of general partner and limited partner Units are entitled to receive distributions when, as and if declared by the Board of Directors of the Company, our general partner, after the priority distributions required under our partnership agreement have been made with respect to Preferred Units out of any funds legally available for that purpose.

During the year ended December 31, 2012, the Operating Partnership did not issue any limited partner units.

Subject to certain lock-up periods, holders of limited partner Units of the Operating Partnership can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder’s notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and we intend to continue this practice. If each Unit of the Operating Partnership were redeemed as of December 31, 2012, we could satisfy our redemption obligations by making an aggregate cash payment of approximately $66.2 million or by issuing 4,702,341 shares of the Company’s common stock.

Item 6. Selected Financial Data

The following sets forth selected financial and operating data for the Consolidated Operating Partnership. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. All consolidated financial data has been restated, as appropriate, to reflect the impact of activity classified as discontinued operations for all periods presented.

	Year Ended 12/31/12	Year Ended 12/31/11	Year Ended 12/31/10	Year Ended 12/31/09	Year Ended 12/31/08
	(In thousands, except per unit data)
Statement of Operations Data:
Total Revenues	$287,535	$276,170	$279,357	$341,324	$439,099
Loss from Continuing Operations	(21,131)	(29,051)	(171,648)	(16,933)	(106,006)
Loss from Continuing Operations Available to Unitholders	(38,105)	(47,698)	(190,808)	(36,279)	(117,155)
Net (Loss) Income Available to Unitholders	$(23,169)	$(28,527)	$(241,184)	$(15,189)	$21,560

Basic and Diluted Earnings Per Units:
Loss from Continuing Operations Available to Unitholders	$(0.39)	$(0.56)	$(2.79)	$(0.67)	$(2.37)

Net (Loss) Income Available to Unitholders	$(0.24)	$(0.33)	$(3.53)	$(0.28)	$0.44

Distributions Per Unit	$0.00	$0.00	$0.00	$0.00	$2.41

Basic and Diluted Weighted Average Units Outstanding	96,509	85,913	68,327	54,261	49,456

Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$2,764,007	$2,660,974	$2,331,596	$2,965,091	$3,014,530
Total Assets	2,503,882	2,571,113	2,711,786	3,200,410	3,240,800
Indebtedness (Inclusive of Indebtedness Held for Sale)	1,228,479	1,373,515	1,688,005	1,966,167	2,032,635
Partners’ Capital	1,155,151	1,081,992	901,303	1,083,291	999,636
Cash Flow Data:
Cash Flow From Operating Activities	$117,851	$70,175	$48,342	$139,616	$63,424
Cash Flow From Investing Activities	(20,430)	65,067	45,531	37,554	14,556
Cash Flow From Financing Activities	(100,693)	(150,041)	(252,673)	1,257	(79,754)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

In addition, the following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of REITs) and actions of regulatory authorities (including the IRS); our ability to qualify and maintain our status as a REIT; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to REITs; international business risks and those additional factors described in Item 1A, “Risk Factors” and in our other filings with the SEC. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.

The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc., which owns Units in the Operating Partnership representing an approximate 95.5% ownership interest at December 31, 2012. The Company also owns Preferred Units in the Operating Partnership with an aggregate liquidation priority of $225.0 million at December 31, 2012. The Company is a REIT as defined in the Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 4.5% interest in the Operating Partnership at December 31, 2012. Operations are also conducted through other partnerships and limited liability companies (L.L.C.s) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the L.L.C.s, the Consolidated Operating Partnership), the operating data of which is consolidated with that of the Operating Partnership as presented herein.

We also hold at least a 99% limited partnership interest in the Financing Partnership, the Securities Partnership, the Mortgage Partnership, the Pennsylvania Partnership, the Harrisburg Partnership, the Indianapolis Partnership, TK-SV, LTD., and FI Development Services, L.P. and wholly owned L.L.C.s (together, the Other Real Estate Partnerships). See Note 5 to the Consolidated Financial Statements for more information on the Other Real Estate Partnerships. The Other Real Estate Partnerships’ operating data is presented herein on a combined basis, separate from that of the Consolidated Operating Partnership. The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

We also own noncontrolling equity interests in, and provide services to, two joint ventures (the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture). During 2010, we provided various services to, and ultimately disposed of our equity interests in, five joint ventures (the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co- Investment Program, the 2006 Land/Development Joint Venture, and the 2007 Canada Joint Venture). The 2007 Europe Joint Venture does not own any properties. See Note 6 to the Consolidated Financial Statements for more information on the Joint Ventures.

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

As of December 31, 2012, we owned 648 in-service industrial properties, containing an aggregate of approximately 55.8 million square feet of GLA. On a combined basis, as of December 31, 2012, the Other Real Estate Partnerships owned 66 in-service industrial properties, containing an aggregate of approximately 7.6 million square feet of GLA. Of the 66 industrial properties owned by the Other Real Estate Partnerships at December 31, 2012, 21 are held by the Financing Partnership, 17 are held by the Pennsylvania Partnership, nine are held by the Mortgage Partnership, seven are held by the Securities Partnership, six are held by the Harrisburg Partnership, four are held by the Indianapolis Partnership, one is held by TK-SV, LTD and one is held by FI Development Services, L.P.

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

Our revenue growth is also dependent, in part, on our ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Consolidated Operating Partnership seeks to identify opportunities to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to identify opportunities to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for our distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.

We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries, for our operations. Currently, a significant portion of our proceeds from sales is being used to repay outstanding debt. Market conditions permitting, however, a portion of our proceeds from such sales may be used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we are unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock could be adversely affected.

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

•

We are subject to tenant defaults and bankruptcies that could affect the collection of rent due under our outstanding accounts receivable, include straight-line rent. In order to mitigate these risks, we perform credit reviews and analyses on our major existing tenants and all prospective tenants meeting certain financial thresholds before leases are executed. We maintain an allowance for doubtful accounts which is an estimate that is based on our assessment of various factors including the accounts receivable aging, customer credit-worthiness and historical bad debts.

•

Notes receivable are included in prepaid expenses and other assets, net and are loans that are generally collateralized by real estate. At December 31, 2012, we have notes receivable with a carrying value of $41.2 million. Notes receivable are considered past due when a contractual payment is not remitted in accordance with the terms of the note agreement. We evaluate the collectability of each note receivable on an individual basis based on various factors which may include payment history, expected fair value of the collateral on the loan and internal and external credit information. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value of the underlying collateral. As the underlying collateral for a majority of the notes receivable are real estate-related investments, the same valuation techniques are used to value the collateral as those used to determine the fair value of real estate investments for impairment purposes. Interest income on performing loans is accrued as earned. A loan is placed on non-accrual status when, based upon current information and events, it is probable that we will not be able to collect all amounts due according to the existing contractual terms. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that we will be able to collect amounts due according to the contractual terms.

•

We review our held-for-use properties on a continuous basis for possible impairment and provide a provision if impairments are determined. We utilize the guidelines established under the Financial Accounting Standards Board’s (the “FASB”) guidance for accounting for the impairment of long lived assets to determine if impairment conditions exist. We review the expected undiscounted cash flows of the property to determine if there are any indications of impairment. If the expected undiscounted cash flows of a particular property are less than the net book basis of the property, we will recognize an impairment charge equal to the amount of carrying value of the property that exceeds the fair value of the property. Fair value is generally determined by discounting the future expected cash flows of the property. The preparation of the undiscounted cash flows and the calculation of fair value involve subjective assumptions such as estimated occupancy, rental rates, ultimate residual value and hold period. The discount rate used to present value the cash flows for determining fair value is also subjective.

•

Properties are classified as held for sale when all criteria within the FASB’s guidance relating to the disposal of long lived assets are met for such properties. When properties are classified as held for sale, we cease depreciating the properties and estimate the values of such properties and record them at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. We estimate the value of such property and measure it at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Fair value of operational industrial properties is generally determined either by discounting the future expected cash flows of the property, third party contract prices or quotes from local brokers. The preparation of the discounted cash flows and the calculation of fair value involve subjective assumptions such as estimated occupancy, rental rates, ultimate residual value, hold period and discount rate. Fair value of land is primarily determined by members of management who are responsible for the individual markets where the land parcels are located, quotes from local brokers or by third party contract prices. The determination of the fair value of real estate assets is also highly subjective, especially in markets where there is a lack of recent comparable transactions.

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

•

We capitalize (direct and certain indirect) costs incurred in developing and expanding real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, real estate taxes and certain general and administrative costs of the personnel performing development up to the time the property is substantially complete. The interest rate used to capitalize interest is based upon our average borrowing rate on existing debt. We also capitalize internal and external costs incurred to successfully originate a lease that result directly from, and are essential to, the acquisition of that lease. Leasing costs that meet the requirements for capitalization are presented as a component of prepaid expenses and other assets, net. The determination and calculation of certain costs requires estimates by us.

•

We are engaged in the acquisition of individual properties as well as multi-property portfolios. We are required to allocate purchase price between land, building, tenant improvements, leasing commissions, in-place leases, tenant relationships and above and below market leases. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rents for each corresponding in-place lease. Acquired above market leases are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases and acquired below market leases are amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options of the respective leases. In-place lease and tenant relationship values for acquired properties are recorded based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. The value allocated to in-place lease intangible assets is amortized to depreciation and amortization expense over the remaining lease term of the respective lease. The value allocated to tenant relationships is amortized to depreciation and amortization expense over the expected term of the relationship, which includes an estimate of the probability of lease renewal and its estimated term. We also must allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on our assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

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

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

Our net loss available to unitholders was $23.2 million and $28.5 million for the years ended December 31, 2012 and 2011, respectively. Basic and diluted net loss available to unitholders was $0.24 per Unit and $0.33 per Unit for the years ended December 31, 2012 and 2011, respectively.

The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2012 and 2011. Same store properties are properties owned prior to January 1, 2011 and held as an operating property through December 31, 2012 and developments and redevelopments that were placed in service prior to January 1, 2011 or were substantially completed for the 12 months prior to January 1, 2011. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2010 and held as an operating property through December 31, 2012. Sold properties are properties that were sold subsequent to December 31, 2010. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2011 or b) stabilized prior to January 1, 2011. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

During the period between January 1, 2011 and December 31, 2012, two industrial properties previously classified within same store, comprising approximately 0.1 million square feet, are included in the redevelopment classification as of December 31, 2012. As of December 31, 2012, redevelopment activities for both properties are complete and are classified as in-service. These properties will be moved back to the same store classification after the properties have been placed in service for at least two consecutive calendar years.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the years ended December 31, 2012 and 2011, the average occupancy rates of our same store properties were 87.4% and 85.7%, respectively.

	2012	2011	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$280,120	$273,552	$6,568	2.4%
Acquired Properties	4,378	1,396	2,982	213.6%
Sold Properties	6,811	16,777	(9,966)	(59.4)%
(Re) Developments and Land, Not Included Above	1,503	659	844	128.1%
Other	3,183	2,219	964	43.4%

	$295,995	$294,603	$1,392	0.5%
Discontinued Operations	(8,460)	(18,433)	9,973	(54.1)%

Total Revenues	$287,535	$276,170	$11,365	4.1%

Revenues from same store properties increased $6.6 million primarily due to an increase in average occupancy and an increase in lease cancelation fees. Revenues from acquired properties increased $3.0 million due to the two industrial properties acquired subsequent to December 31, 2010 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $10.0 million due to the 60 industrial properties sold subsequent to December 31, 2010 totaling approximately 6.9 million square feet of GLA. Revenues from (re)developments and land increased $0.8 million primarily due to an increase in occupancy. Other revenues increased $1.0 million primarily due to several one-time fees and the reversal of an allowance for deferred rent receivable related to certain tenants, partially offset by a decrease in fees earned from our Joint Ventures.

	2012	2011	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$82,953	$86,741	$(3,788)	(4.4)%
Acquired Properties	888	261	627	240.2%
Sold Properties	2,566	6,499	(3,933)	(60.5)%
(Re) Developments and Land, Not Included Above	1,202	691	511	74.0%
Other	9,486	8,018	1,468	18.3%

	$97,095	$102,210	$(5,115)	(5.0)%
Discontinued Operations	(3,626)	(7,508)	3,882	(51.7)%

Total Property Expenses	$93,469	$94,702	$(1,233)	(1.3)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $3.8 million due primarily to a decrease in real estate tax expense resulting from an increase in refunds received relating to previous tax years and a decrease in repairs and maintenance expense resulting from lower snow removal costs incurred due to the mild 2012 winter. Property expenses from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2010. Property expenses from sold properties decreased $3.9 million due to properties sold subsequent to December 31, 2010. Property expenses from (re)developments and land increased by $0.5 million due to an increase in real estate tax expense related to developments being placed in service. Other expenses increased by $1.5 million due to an increase in incentive compensation expense.

General and administrative expense increased $4.5 million, or 21.7%, during the year ended December 31, 2012 compared to the year ended December 31, 2011 due primarily to the acceleration of expense recorded during 2012 related to restricted stock held by the Company’s CEO in connection with the terms of his employment agreement that was entered into in December 2012. The increase was also due to an increase in incentive compensation expense and an increase in franchise tax expense due to the reversal of a state franchise tax reserve relating to the 1996-2001 tax years during the year ended December 31, 2011.

We committed to a plan to reduce organizational and overhead costs in October 2008 and have subsequently modified that plan with the goal of further reducing these costs. For the year ended December 31, 2011, we incurred $1.6 million in restructuring charges to provide for costs associated with the termination of a certain office lease ($1.2 million) and other costs ($0.4 million) associated with implementing our restructuring plan.

For industrial properties that no longer qualify to be classified as held for sale, any impairment charge or reversal recorded during the year ended December 31, 2012 and 2011 is reflected in continuing operations. Additionally, any impairment charge or reversal related to a land parcel, whether held for sale or held for use, is reflected in continuing operations. The impairment charge (reversal) included in continuing operations for the years ended December 31, 2012 and 2011 of $0.01 million and $(7.1) million, respectively, is primarily comprised of a charge or reversal of impairment relating to certain industrial properties that no longer qualify for held for sale classification and land parcels that were either sold or no longer qualify for held for sale classification.

	2012	2011	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$102,515	$104,058	$(1,543)	(1.5)%
Acquired Properties	2,625	1,219	1,406	115.3%
Sold Properties	1,199	3,295	(2,096)	(63.6)%
(Re) Developments and Land, Not Included Above	828	661	167	25.3%
Corporate Furniture, Fixtures and Equipment	1,077	1,426	(349)	(24.5)%

	$108,244	$110,659	$(2,415)	(2.2)%
Discontinued Operations	(1,563)	(4,286)	2,723	(63.5)%

Total Depreciation and Other Amortization	$106,681	$106,373	$308	0.3%

Depreciation and other amortization for same store properties decreased $1.5 million primarily due to the accelerated depreciation and amortization taken during the year ended December 31, 2011 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $1.4 million due to properties acquired subsequent to December 31, 2010. Depreciation and other amortization from sold properties decreased $2.1 million due to properties sold subsequent to December 31, 2010. Depreciation and other amortization for (re)developments and land and other increased $0.2 million due to an increase in substantial completion of developments. Corporate furniture, fixtures and equipment depreciation expense decreased $0.3 million due to assets becoming fully depreciated.

Interest income decreased $1.1 million, or 26.3%, primarily due to a decrease in the weighted average interest rate for notes receivable for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Interest expense, inclusive of $0 and $0.1 million of interest expense included in discontinued operations, for the years ended December 31, 2012 and 2011, respectively, decreased $17.4 million, or 18.3%, primarily due to a decrease in the weighted average debt balance outstanding for the year ended December 31, 2012 ($1,321.6 million) as compared to the year ended December 31, 2011 ($1,509.6 million), an increase in capitalized interest of $1.3 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 due to an increase in development activities and a decrease in the weighted average interest rate for the year ended December 31, 2012 (6.02%), as compared to the year ended December 31, 2011 (6.33%).

Amortization of deferred financing costs decreased $0.5 million, or 14.1%, due primarily to lower deferred financing costs due to the write-off of financing costs related to the repurchase and retirement of certain of our senior unsecured notes, the replacement of our previous credit facility with the Unsecured Credit Facility in December 2011 and the early retirement of certain mortgage loans, partially offset by the costs associated with the origination of mortgage financings during 2012 and 2011.

In October 2008, we entered into an interest rate swap agreement (the “Series F Agreement”) to mitigate our exposure to floating interest rates related to the coupon reset of the Company’s Series F Preferred Units. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30 year Treasury constant maturity treasury (“CMT”) rate at 5.2175%. We recorded $0.3 million in mark-to-market loss, inclusive of $1.2 million in swap payments for the year ended December 31, 2012, as compared to $1.7 million in mark-to-market loss on interest rate protection agreements, inclusive of $0.6 million in swap payments, for the year ended December 31, 2011.

For the year ended December 31, 2012, we recognized a net loss from retirement of debt of $9.7 million due to the partial repurchase of a certain series of our senior unsecured notes and early payoff of certain mortgage loans. For the year ended December 31, 2011, we recognized a net loss from retirement of debt of $5.3 million due primarily to the early payoff of certain mortgage loans, the partial repurchase of certain series of our senior unsecured notes, the write-off of a portion of unamortized fees associated with the previous unsecured credit facility and a loss on a transfer of a property to a lender in satisfaction of a mortgage loan.

Foreign currency exchange loss of $0.3 million for the year ended December 31, 2011 relates to the substantial liquidation of operations in Canada.

Equity in income of other real estate partnerships decreased $4.1 million, or 34.8%, primarily due to an increase in depreciation and amortization related to depreciation taken for properties that were classified as held for sale in 2011 but no longer classified held for sale in 2012 and a decrease in gain on sale of real estate for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Equity in income of joint ventures increased $0.6 million, or 59.1%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to an increase in our pro rata share of gain on sale of real estate from the 2003 Net Lease Joint Venture.

For the year ended December 31, 2012 and the year ended December 31, 2011, gain on change in control of interests relates to the acquisition of the 85% equity interest in one property in each of those periods from the institutional investor in the 2003 Net Lease Joint Venture. For the years ended December 31, 2012 and 2011, we recognized $0.8 million gain and $0.7 million gain, respectively, which is the difference between our carrying value and fair value of our equity interest in each of the properties on the respective acquisition date.

Income tax provision (as allocated to continuing operations, discontinued operations and gain on sale of real estate, as applicable) increased $3.4 million, or 157.1%, during the year ended December 31, 2012 compared to the year ended December 31, 2011 due primarily to a one-time IRS audit adjustment on the 2009 liquidation of a former taxable REIT subsidiary, partially offset by a decrease in taxes related to the gain on sale of real estate in the new taxable REIT subsidiaries for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the years ended December 31, 2012 and 2011.

	2012	2011
	($ in 000’s)
Total Revenues	$8,460	$18,433
Property Expenses	(3,626)	(7,508)
Impairment of Real Estate	(1,093)	(4,973)
Depreciation and Amortization	(1,563)	(4,286)
Interest Expense	—	(63)
Gain on Sale of Real Estate	12,758	18,814
Provision for Income Taxes	—	(1,246)

Income from Discontinued Operations	$14,936	$19,171

Income from discontinued operations for the year ended December 31, 2012 reflects the results of operations and gain on sale of real estate relating to 26 industrial properties that were sold during the year ended December 31, 2012 and the results of operations of three industrial properties that were identified as held for sale at December 31, 2012. The impairment loss for the year ended December 31, 2012 of $1.1 million relates to an impairment charge related to certain industrial properties that were either sold or classified as held for sale at December 31, 2012.

Income from discontinued operations for the year ended December 31, 2011 reflects the results of operations and gain on sale of real estate relating to 34 industrial properties that were sold during the year ended December 31, 2011, the results of operations of 26 industrial properties that were sold during the year ended December 31, 2012 and the results of operations of the three industrial properties identified as held for sale at December 31, 2012. The impairment loss for the year ended December 31, 2011 of $5.0 million relates to an impairment charge related to certain industrial properties that were sold during the years ended December 31, 2012 and 2011.

The $3.8 million and $1.4 million gain on sale of real estate for the years ended December 31, 2012 and 2011, respectively, resulted from the sale of one land parcel in each respective year that did not meet the criteria for inclusion in discontinued operations.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Our net loss available to unitholders was $28.5 million and $241.2 million for the years ended December 31, 2011 and 2010, respectively. Basic and diluted net loss available to unitholders was $0.33 per unit and $3.53 per unit for the years ended December 31, 2011 and 2010, respectively.

The tables below summarize our revenues, property and construction expenses and depreciation and other amortization by various categories for the years ended December 31, 2011 and 2010. Same store properties are properties owned prior to January 1, 2010 and held as an operating property through December 31, 2011 and developments and redevelopments that were placed in service prior to January 1, 2010 or were substantially completed for the 12 months prior to January 1, 2010.

Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2009 and held as an operating property through December 31, 2011. Sold properties are properties that were sold subsequent to December 31, 2009. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2010 or b) stabilized prior to January 1, 2010. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Construction revenues and expenses represent revenues earned and expenses incurred in connection with a subsidiary of the Company acting as development manager to construct industrial properties. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the years ended December 31, 2011 and 2010, the occupancy rates of our same store properties were 85.4% and 81.6%, respectively.

	2011	2010	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$283,391	$284,729	$(1,338)	(0.5)%
Acquired Properties	3,435	1,133	2,302	203.2%
Sold Properties	4,704	10,776	(6,072)	(56.3)%
(Re) Developments and Land, Not Included Above	853	638	215	33.7%
Other	2,220	5,552	(3,332)	(60.0)%

	$294,603	$302,828	$(8,225)	(2.7)%
Discontinued Operations	(18,433)	(24,340)	5,907	(24.3)%

Subtotal Revenues	$276,170	$278,488	$(2,318)	(0.8)%

Construction Revenues	—	869	(869)	(100.0)%

Total Revenues	$276,170	$279,357	$(3,187)	(1.1)%

Revenues from same store properties decreased $1.3 million due primarily to a decrease in lease cancelation fees and rental rates, offset by an increase in occupancy. Revenues from acquired properties increased $2.3 million due to the four industrial properties acquired subsequent to December 31, 2009 totaling approximately 1.2 million square feet of GLA. Revenues from sold properties decreased $6.1 million due to the 44 industrial properties and one leased land parcel sold subsequent to December 31, 2009 totaling approximately 3.8 million square feet of GLA. Revenues from (re)developments and land increased $0.2 million primarily due to an increase in occupancy. Other revenues decreased $3.3 million due primarily to a decrease in fees earned from our Joint Ventures. Construction revenues decreased $0.9 million due to the substantial completion during 2010 of certain development projects for which we were acting in the capacity of development manager.

	2011	2010	$ Change	% Change
	($ in 000’s)
PROPERTY AND CONSTRUCTION EXPENSES
Same Store Properties	$90,225	$89,655	$570	0.6%
Acquired Properties	640	200	440	220.0%
Sold Properties	2,366	4,749	(2,383)	(50.2)%
(Re) Developments and Land, Not Included Above	961	1,108	(147)	(13.3)%
Other	8,018	9,495	(1,477)	(15.6)%

	$102,210	$105,207	$(2,997)	(2.8)%
Discontinued Operations	(7,508)	(10,170)	2,662	(26.2)%

Property Expenses	$94,702	$95,037	$(335)	(0.4)%

Construction Expenses	—	507	(507)	(100.0)%

Total Property and Construction Expenses	$94,702	$95,544	$(842)	(0.9)%

Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.4 million due to properties acquired subsequent to December 31, 2009. Property expenses from sold properties decreased $2.4 million due to properties sold subsequent to December 31, 2009. Property expenses from (re)developments and land decreased $0.1 million due to a decrease in real estate tax expense and a decrease in bad debt expense. The $1.5 million decrease in other expense is primarily attributable to a decrease in compensation resulting from a reduction in employee headcount. Construction expenses decreased $0.5 million due to the substantial completion during 2010 of certain development projects for which we were acting in the capacity of development manager.

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

On October 22, 2010, we amended our existing credit facility. In conjunction with the amendment, management identified a pool of real estate assets to be classified as held for sale. At December 31, 2010, the pool of real estate assets classified as held for sale consisted of 174 industrial properties comprising approximately 14.7 million square feet of GLA and land parcels comprising approximately 635 acres. An impairment charge of $177.0 million was recorded during the year ended December 31, 2010 related to certain industrial properties due to a reassessment of the hold period. The impairment charge was necessary in order to adjust the carrying value of the assets to fair market value less costs to sell. At December 31, 2012, 124 of the original 174 industrial properties comprising approximately 8.9 million square feet of GLA were reclassified as held for use. As a result, any impairment charge or reversal recorded during 2011 and 2010 is reflected in continuing operations. Additionally, any impairment charge or reversal related to a land parcel, whether held for sale or held for use, is reflected in continuing operations. The impairment reversal included in continuing operations for the year ended December 31, 2011 of $7.1 million is primarily comprised of a reversal of impairment of $1.2 million relating to certain industrial properties and land parcels that no longer qualify for held for sale classification and $5.9 million relating to a sold land parcel.

In addition to the impairments discussed above, in connection with our periodic review of the carrying values of our properties and the negotiation of a new lease, we recorded an impairment charge of $9.2 million during the first quarter of 2010 related to one property located in Grand Rapids, Michigan.

	2011	2010	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$104,777	$112,875	$(8,098)	(7.2)%
Acquired Properties	2,194	603	1,591	263.8%
Sold Properties	1,521	5,049	(3,528)	(69.9)%
(Re) Developments and Land, Not Included Above	741	486	255	52.5%
Corporate Furniture, Fixtures and Equipment	1,426	1,975	(549)	(27.8)%

	$110,659	$120,988	$(10,329)	(8.5)%
Discontinued Operations	(4,286)	(9,802)	5,516	(56.3)%

Total Depreciation and Other Amortization	$106,373	$111,186	$(4,813)	(4.3)%

Depreciation and other amortization for same store properties decreased $8.1 million primarily due to the cessation of depreciation and amortization of certain industrial properties that qualified for held for sale classification during 2011 as well as accelerated depreciation and amortization taken during the twelve months ended December 31, 2010 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $1.6 million due to properties acquired subsequent to December 31, 2009. Depreciation and other amortization from sold properties decreased $3.5 million due to properties sold subsequent to December 31, 2009. Depreciation and other amortization for (re)developments and land and other increased $0.3 million due primarily to an increase in the substantial completion of developments. Corporate furniture, fixtures and equipment decreased $0.5 million primarily due to assets becoming fully depreciated.

Interest income decreased $0.4 million, or 9.9%, primarily due to a decrease in the weighted average notes receivable balance outstanding for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

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

Amortization of deferred financing costs increased $0.4 million, or 13.3%, due primarily to an increase in financing costs related to the amendment of the previous unsecured credit facility in October 2010.

We recorded $1.7 million in mark-to-market loss, inclusive of $0.6 million in swap payments, which is included in Mark-to-Market Loss on Interest Rate Protection Agreements for the year ended December 31, 2011, as compared to $1.1 million in mark-to-market loss, inclusive of $0.5 million in swap payments, for the year ended December 31, 2010.

For the year ended December 31, 2011, we recognized a net loss from retirement of debt of $5.3 million due primarily to the early payoff of certain mortgage loans, the partial repurchase of certain series of our senior unsecured notes, the write-off of unamortized fees associated with the previous unsecured credit facility and a loss on a transfer of a property to a lender in satisfaction of a mortgage loan. For the year ended December 31, 2010, we recognized a net loss from retirement of debt of $4.3 million due primarily to the redemption of our 7.375% Notes due 2011.

Foreign currency exchange loss of $0.3 million for the year ended December 31, 2011 relates to the substantial liquidation of our operations in Canada. Foreign currency exchange loss of $0.2 million for the year ended December 31, 2010 relates to the substantial liquidation of our operations in Europe.

Equity in income of other real estate partnerships increased $8.4 million, or 240.3%, primarily due to a decrease in impairment charges recorded on properties during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Equity in income of joint ventures increased $0.3 million, or 45.2%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010 primarily due to selling our equity interest in five joint ventures (the 2005 Development/Repositioning Joint Venture, the 2005 Core Joint Venture, the 2006 Net Lease Co-Investment Program, the 2006 Land/Development Joint Venture and the 2007 Canada Joint Venture) during 2010. For the year ended December 31, 2010, our pro rata share of net losses from two of the sold joint ventures of $2.3 million was offset by our pro rata share of net income from three of the sold joint ventures of $2.1 million.

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

Income tax provision (as allocated to continuing operations, discontinued operations and gain on sale of real estate, as applicable) decreased $1.2 million, or 35.0%, during the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to an increase in state taxes in 2010 due to a one time unfavorable court decision on business loss carryforwards in the State of Michigan in 2010 and gain on sale of joint venture interests in 2010, partially offset by an increase in gain on sale of real estate within our taxable REIT subsidiaries during the year ended December 31, 2011 compared to the year ended December 31, 2010.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the years ended December 31, 2011 and 2010.

	2011	2010
	($ in 000’s)
Total Revenues	$18,433	$24,340
Property Expenses	(7,508)	(10,170)
Impairment of Real Estate	(4,973)	(65,005)
Depreciation and Amortization	(4,286)	(9,802)
Interest Expense	(63)	(268)
Gain on Sale of Real Estate	18,814	10,529
Provision for Income Taxes	(1,246)	—

Income (Loss) from Discontinued Operations	$19,171	$(50,376)

Income from discontinued operations for the year ended December 31, 2011 reflects the results of operations and gain on sale of real estate relating to 34 industrial properties that were sold during the year ended December 31, 2011, the results of operations of 26 industrial properties that were sold during the year ended December 31, 2012 and the results of operations of three industrial properties that were identified as held for sale at December 31, 2012. The impairment loss for the year ended December 31, 2011 of $5.0 million relates to an impairment charge related to certain industrial properties that were sold during the years ended December 31, 2012 and 2011.

Loss from discontinued operations for the year ended December 31, 2010 reflects the results of operations and gain on sale of real estate relating to 10 industrial properties and one land parcel that generated ground rental revenue that were sold during the year ended December 31, 2010, the results of operations of 26 industrial properties that were sold during the year ended December 31, 2012, the results of operations of 34 industrial properties that were sold during the year ended December 31, 2011 and the results of operations of the three industrial properties identified as held for sale at December 31, 2012. The impairment loss for the year ended December 31, 2010 of $65.0 million relates to an impairment charge related to certain industrial properties that were either sold or classified as held for sale at December 31, 2012.

The $1.4 million gain on sale of real estate for the year ended December 31, 2011 resulted from the sale of one land parcel that did not meet the criteria for inclusion in discontinued operations. The $0.9 million gain on sale of real estate for the year ended December 31, 2010 resulted from the sale of several land parcels that did not meet the criteria for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, our cash and cash equivalents were approximately $4.4 million. We also had $352.0 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions.

We have considered our short-term (through December 31, 2013) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, preferred distributions, the minimum distributions required to maintain the Company’s REIT qualification under the Code and distributions approved by the Company’s Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets.

We expect to meet long-term (after December 31, 2013) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional Units and preferred Units, subject to market conditions.

We also financed the development and acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At December 31, 2012, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.912%. As of February 28, 2013, we had approximately $321.0 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2012, and we anticipate that we will be able to operate in compliance with our financial covenants in 2013.

Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB/Ba3/BB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Year Ended December 31, 2012

Net cash provided by operating activities of approximately $117.9 million for the year ended December 31, 2012 was comprised primarily of the non-cash adjustments of approximately $116.8 million and the net change in operating assets and liabilities of $10.6 million, offset by a net loss of approximately $2.4 million and payments of premiums and discounts associated with retirement of debt of $7.1 million. The adjustments for the non-cash items of approximately $116.8 million are primarily comprised of depreciation and amortization of approximately $124.2 million, the loss from retirement of debt of approximately $9.7 million, a book overdraft of approximately $1.7 million, the impairment of real estate of approximately $1.1 million, the provision for bad debt of approximately $0.5 million and the mark-to-market loss on an interest rate protection agreement related to the Series F Agreement of approximately $0.3 million, offset by the gain on sale of real estate of approximately $16.5 million, the gain on the change in control of interests in connection with the purchase of the 85% equity interest in one property from the 2003 Net Lease Joint Venture of approximately $0.8 million and the effect of the straight-lining of rental income of approximately $3.4 million.

Net cash used in investing activities of approximately $20.4 million for the year ended December 31, 2012 was comprised primarily of investments in and advances to the Other Real Estate Partnerships, the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture and several land parcels, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities, and an increase in lender escrows, offset by distributions from the Other Real Estate Partnerships in excess of equity in income, net proceeds from the sale of real estate and the repayments on our notes receivable.

During the year ended December 31, 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The acquisition was funded with a cash payment of $8.3 million and the assumption of a mortgage loan in the amount of $12.0 million, which was subsequently paid off on the date of acquisition. We also acquired several land parcels. The purchase price of these land parcel acquisitions totaled approximately $40.0 million, excluding costs incurred in conjunction with the acquisition of these land parcels.

During the year ended December 31, 2012, we sold 26 industrial properties comprising approximately 4.1 million square feet of GLA and one land parcel. Proceeds from the sales of the 26 industrial properties and one land parcel, net of closing costs, were approximately $80.4 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale in 2013.

Net cash used in financing activities of approximately $100.7 million for the year ended December 31, 2012 was comprised primarily of repayments on our senior unsecured notes and mortgage and other loans payable, payments of debt and equity issuance costs, preferred general partnership Unit distributions, the partial redemption of the Series J Preferred Units, the repurchase and retirement of restricted units, payments on the interest rate swap agreement and net repayments on our Unsecured Credit Facility, offset by the net proceeds from the issuance of Units and proceeds from the origination of mortgage loans payable.

During the year ended December 31, 2012, we repurchased $106.3 million of our unsecured notes at an aggregate purchase price of $110.6 million. Additionally, we also paid off and retired our 2012 Notes, at maturity, in the amount of $61.8 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.

During the year ended December 31, 2012, we obtained five secured mortgage loans aggregating to $97.6 million. The mortgage loans bear interest at a fixed rate of 4.03% and mature on September 1, 2022. During the year ended December 31, 2012, we paid off and retired prior to maturity mortgage loans in the amount of $14.1 million.

During the year ended December 31, 2012, the Company redeemed 2,000,000 Depositary Shares of the Series J Preferred Stock for $25.00 per Depositary Share, or $50.0 million in the aggregate, and paid a prorated fourth quarter dividend of $0.407812 per Depositary Share, totaling approximately $0.8 million. An equivalent number of Series J Preferred Units were redeemed during the year ended December 31, 2012 as well.

During the year ended December 31, 2012, the Company issued 9,400,000 shares of its common stock through a public offering, resulting in net proceeds of approximately $116.8 million. Additionally, during the year ended December 31, 2012, the Company issued 1,532,598 shares of its common stock via the 2012 ATM program, resulting in net proceeds of approximately $18.1 million. These proceeds were contributed to us in exchange for an equivalent number of Units. We may access the equity markets again, subject to contractual restrictions and market conditions. To the extent additional equity offerings occur, we expect to use at least a portion of the proceeds received to reduce our indebtedness or fund property acquisitions and developments.

Contractual Obligations and Commitments

The following table lists our contractual obligations and commitments as of December 31, 2012:

		Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating and Ground Leases(1)(2)	$35,925	$2,090	$3,463	$3,434	$26,938
Real Estate Development Costs (1)(3)	23,683	23,683	—	—	—
Long Term Debt	1,230,888	12,483	285,138	461,166	472,101
Interest Expense on Long Term Debt(1)(4)	369,399	68,261	119,184	74,788	107,166

Total	$1,659,895	$106,517	$407,785	$539,388	$606,205

(1)	Not on balance sheet.
(2)	Operating lease minimum rental payments have not been reduced by minimum sublease rentals of $8.3 million due in the future under non-cancelable subleases.
(3)	Represents estimated remaining costs on the completion of development projects.
(4)	Does not include interest expense on our Unsecured Credit Facility.

Off-Balance Sheet Arrangements

At December 31, 2012, we had a letter of credit and several performance bonds outstanding, amounting to $9.5 million in the aggregate. The letter of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above, that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.

Environmental

We paid approximately $0.3 million and $0.6 million in 2012 and 2011, respectively, related to environmental expenditures. We estimate 2013 expenditures of approximately $1.1 million. We estimate that the aggregate expenditures which need to be expended in 2013 and beyond with regard to currently identified environmental issues will not exceed approximately $2.7 million.

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

Interest Rate Risk

This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2012 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.

In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At December 31, 2012, $1,130.5 million (92.0% of total debt at December 31, 2012) of our debt was fixed rate debt and $98.0 million (8.0% of total debt at December 31, 2012) of our debt was variable rate debt. At December 31, 2011, $1,224.5 million (89.2% of total debt at December 31, 2011) of our debt was fixed rate debt and $149.0 million (10.8% of total debt at December 31, 2011) of our debt was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.

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

Based upon the amount of variable rate debt outstanding at December 31, 2012 and 2011, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.2 million and $0.4 million per year, respectively. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at December 31, 2012. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2012 and 2011 by approximately $22.8 million to $1,194.1 million and by approximately $34.1 million to $1,226.9 million, respectively. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2012 and 2011 by approximately $23.6 million to $1,240.5 million and by approximately $36.1 million to $1,297.1 million, respectively.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2012, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of the Company’s Series F Preferred Units.

Foreign Currency Exchange Rate Risk

Owning, operating and developing industrial property outside of the United States exposes the Company to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At December 31, 2012, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.

IRS Tax Refund

On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40.4 million in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. As previously reported, the IRS examination team, which is required by statute to review all refund claims in excess of $2.0 million on behalf of the Joint Committee on Taxation, indicated to us that it disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. We have reached an agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income is approximately $13.7 million, which equates to approximately $4.8 million of taxes owed. We must also pay accrued interest which was approximately $0.5 million as of December 31, 2012. During the year ended December 31, 2012, the Operating Partnership recorded a charge of $5.3 million related to the agreed-upon adjustment which is reflected as a component of income tax expense. The settlement amount is subject to final review and approval by the Joint Committee on Taxation. There can be no assurance that the settlement amount will be approved at the level we currently anticipate, nor can we provide an estimate of the timing of the final approval.

In addition, we are currently in discussions with the regional office of the IRS to determine the timing of the impact of the proposed tax settlement on the tax characterization of the distributions to the limited partners of the Operating Partnership and the stockholders of the Company which is likely to result in additional capital gain income being allocable to the limited partners of the Operating Partnership and the stockholders of the Company.

Subsequent Events

From January 1, 2013 to February 28, 2013, we sold one industrial property and one land parcel for approximately $2.6 million. Additionally, we acquired one land parcel for a purchase price of $6.3 million, excluding costs incurred in conjunction with the acquisition.

From January 1, 2013 to February 28, 2013, we repurchased and retired $4.0 million of our senior unsecured notes maturing in 2028 for a payment of $4.6 million.

The Board of Directors of the Company approved a first quarter 2013 common distribution of $0.085 per unit for unitholders of record on March 29, 2013 with a payable date of April 15, 2013. The effective record date will be March 28, 2013 as March 29, 2013 is a New York Stock Exchange holiday. The Board of Directors also approved a first quarter 2013 preferred unit distribution of $0.45313 per depositary unit related to both the Series J and the Series K preferred units for preferred unitholders of record on March 15, 2013, a first quarter 2013 preferred unit distribution of $13.3125 per depositary unit related to the Series F preferred units for preferred unitholders of record on March 29, 2013 and a first quarter 2013 preferred unit distribution of $36.18 per depositary unit related to the Series G preferred units for preferred unitholders of record on March 29, 2013. All first quarter 2013 preferred distributions are payable on April 1, 2013.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Director Independence and Principal Accountant Fees and Services

The Operating Partnership has no directors or executive officers; instead it is managed by its sole general partner, the Company. The information with respect to the sole general partner of the Operating Partnership required by Item 10, Item 11, Item 12, Item 13 and Item 14 is hereby incorporated or furnished, solely to the extent required by such item, from the Company’s definitive proxy statement, which is expected to be filed with the SEC no later than 120 days after the end of the Company’s fiscal year. Information from the Company’s definitive proxy statement shall not be deemed to be “filed” or “soliciting material,” or subject to liability for purposes of Section 18 of the Securities Exchange Act of 1934 to the maximum extent permitted under the Exchange Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedule and Exhibits (1 & 2) See Index to Financial Statements and Financial Statement Schedule.

(3) Exhibits:

Exhibit No.	Description

3.1	Twelfth Amended and Restated Partnership Agreement of First Industrial, L.P. dated February 27, 2012 (incorporated by reference to Exhibit 10.1 of the Form 10-K of the Company for the year ended December 31, 2011, File No. 1-13102)

4.1	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.4	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.5	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.6	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

4.7	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

4.8	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)

4.9	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K dated April 4, 2002, File No. 333-21873)

4.10	Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)

4.11	Supplemental Indenture No. 8, dated as of May 17, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated May 27, 2004, File No. 333-21873)

4.12	Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)

Exhibit No.	Description

4.13	Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)

10.1	Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Operating Partnership, dated September 16, 2004, File No. 333-21873)

10.2	Unsecured Revolving Credit Agreement dated as of December 14, 2011 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 15, 2011, File No. 1-13102)

10.3	Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 1, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 2, 2012, File No. 1-13102)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-13102)

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following financial statements from First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited).

*	Filed herewith.
**	Furnished herewith.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Twelfth Amended and Restated Partnership Agreement of First Industrial, L.P. dated February 27, 2012 (incorporated by reference to Exhibit 10.1 of the Form 10-K of the Company for the year ended December 31, 2011, File No. 1-13102)

4.1	Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2	Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3	Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of the Operating Partnership, dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.4	7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.5	Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-QT of the Operating Partnership for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.6	7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

4.7	Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership dated July 15, 1998, File No. 333-21873)

4.8	Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)

4.9	Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K dated April 4, 2002, File No. 333-21873)

4.10	Form of 7.75% Notes due 2032 in the principal amount of $50 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.3 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)

4.11	Supplemental Indenture No. 8, dated as of May 17, relating to 6.42% Senior Notes due June 1, 2014, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Operating Partnership, dated May 27, 2004, File No. 333-21873)

4.12	Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)

4.13	Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)

10.1	Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Operating Partnership, dated September 16, 2004, File No. 333-21873)

Exhibit No.	Description

10.2	Unsecured Revolving Credit Agreement dated as of December 14, 2011 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 15, 2011, File No. 1-13102)

10.3	Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 1, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on March 2, 2012, File No. 1-13102)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-13102)

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*	The following financial statements from First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited).

*	Filed herewith.
**	Furnished herewith.

FIRST INDUSTRIAL, L.P.

FIRST INDUSTRIAL PENNSYLVANIA, L.P.

FIRST INDUSTRIAL, L.P.

FINANCIAL STATEMENT SCHEDULE

Page
FINANCIAL STATEMENT SCHEDULE
Schedule III: Real Estate and Accumulated Depreciation	S-1

Report of Independent Registered Public Accounting Firm

To the Partners of

First Industrial, L.P.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of First Industrial, L.P. and its subsidiaries (the “Consolidated Operating Partnership”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Consolidated Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Consolidated Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Consolidated Operating Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2013

FIRST INDUSTRIAL, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$598,404	$553,539
Buildings and Improvements	2,146,375	2,080,953
Construction in Progress	19,228	26,482
Less: Accumulated Depreciation	(639,481)	(577,591)

Net Investment in Real Estate	2,124,526	2,083,383

Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $3,050 and $34,443	6,765	78,855
Investments in and Advances to Other Real Estate Partnerships	178,104	186,452
Cash and Cash Equivalents	4,357	7,624
Tenant Accounts Receivable, Net	3,867	2,685
Investments in Joint Ventures	1,012	1,674
Deferred Rent Receivable, Net	47,930	43,981
Deferred Financing Costs, Net	10,948	13,989
Deferred Leasing Intangibles, Net	29,374	33,375
Prepaid Expenses and Other Assets, Net	96,999	119,095

Total Assets	$2,503,882	$2,571,113

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage and Other Loans Payable, Net	$656,329	$584,288
Senior Unsecured Notes, Net	474,150	640,227
Unsecured Credit Facility	98,000	149,000
Accounts Payable, Accrued Expenses and Other Liabilities, Net	79,328	77,379
Deferred Leasing Intangibles, Net	13,597	14,442
Rents Received in Advance and Security Deposits	27,327	23,095
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $0 and $415	—	690

Total Liabilities	1,348,731	1,489,121

Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units	217,971	266,211
General Partner Units (98,767,913 and 86,807,402 units outstanding)	859,727	737,914
Limited Partners Units (4,702,341 and 5,237,367 units outstanding)	84,282	90,246
Accumulated Other Comprehensive Loss	(6,829)	(12,379)

Total Partners’ Capital	1,155,151	1,081,992

Total Liabilities and Partners’ Capital	$2,503,882	$2,571,113

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands except per unit data)
Revenues:
Rental Income	$224,595	$213,271	$211,451
Tenant Recoveries and Other Income	62,940	62,899	67,037
Construction Revenues	—	—	869

Total Revenues	287,535	276,170	279,357

Expenses:
Property Expenses	93,469	94,702	95,037
General and Administrative	24,959	20,508	26,492
Restructuring Costs	—	1,553	1,858
Impairment of Real Estate	8	(7,052)	121,155
Depreciation and Other Amortization	106,681	106,373	111,186
Construction Expenses	—	—	507

Total Expenses	225,117	216,084	356,235

Other Income (Expense):
Interest Income	2,940	3,990	4,426
Interest Expense	(77,794)	(95,103)	(102,685)
Amortization of Deferred Financing Costs	(3,252)	(3,785)	(3,342)
Mark-to-Market Loss on Interest Rate Protection Agreements	(328)	(1,718)	(1,107)
Loss from Retirement of Debt	(9,684)	(5,299)	(4,304)
Foreign Currency Exchange Loss	—	(332)	(190)

Total Other Income (Expense)	(88,118)	(102,247)	(107,202)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures, Gain on Sale of Joint Venture Interests, Gain on Change in Control of Interests and Income Tax Provision	(25,700)	(42,161)	(184,080)
Equity in Income of Other Real Estate Partnerships	7,756	11,891	3,494
Equity in Income of Joint Ventures	1,559	980	675
Gain on Sale of Joint Venture Interests	—	—	11,226
Gain on Change in Control of Interests	776	689	—
Income Tax Provision	(5,522)	(450)	(2,963)

Loss from Continuing Operations	(21,131)	(29,051)	(171,648)

Discontinued Operations:
Income (Loss) Attributable to Discontinued Operations	2,178	1,603	(60,905)
Gain on Sale of Real Estate	12,758	18,814	10,529
Provision for Income Taxes Allocable to Discontinued Operations	—	(1,246)	—

Income (Loss) from Discontinued Operations	14,936	19,171	(50,376)
Loss Before Gain on Sale of Real Estate	(6,195)	(9,880)	(222,024)
Gain on Sale of Real Estate	3,777	1,370	859
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	—	(452)	(342)

Net Loss	(2,418)	(8,962)	(221,507)
Less: Preferred Unit Distributions	(18,947)	(19,565)	(19,677)
Less: Redemption of Preferred Units	(1,804)	—	—

Net Loss Available to Unitholders	$(23,169)	$(28,527)	$(241,184)

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(0.39)	$(0.56)	$(2.79)

Income (Loss) from Discontinued Operations Attributable to Unitholders	$0.15	$0.22	$(0.74)

Net Loss Available to Unitholders	$(0.24)	$(0.33)	$(3.53)

Distributions Per Unit	$0.00	$0.00	$0.00

Weighted Average Units Outstanding	96,509	85,913	68,327

Net Loss Available to Unitholders Attributable to:
General Partner	$(21,968)	$(26,782)	$(222,386)
Limited Partners	(1,201)	(1,745)	(18,798)

Net Loss Available to Unitholders	$(23,169)	$(28,527)	$(241,184)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Net Loss	$(2,418)	$(8,962)	$(221,507)
Mark-to-Market on Interest Rate Protection Agreements, Net of Income Tax Provision	—	—	990
Amortization of Interest Rate Protection Agreements	2,271	2,166	2,108
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	3,247	3,250	(182)
Reclassification of Foreign Exchange Loss on Substantial Liquidation of Foreign Entities, Net of Income Tax Benefit	—	179	—
Foreign Currency Translation Adjustment, Net of Income Tax Benefit	32	(1,470)	566

Comprehensive Income (Loss)	$3,132	$(4,837)	$(218,025)

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Preferred Units	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Total
	(In thousands)
Balance as of December 31, 2009	$266,211	$724,852	$112,214	$(19,986)	$1,083,291
Issuance of General Partner Units, Net of Issuance Costs	—	49,973	—	—	49,973
Stock Based Compensation Activity	—	5,741	—	—	5,741
Conversion of Limited Partner Units to General Partner Units	—	316	(316)	—	—
Preferred Unit Distributions	(19,677)	—	—	—	(19,677)
Net Income (Loss)	19,677	(222,386)	(18,798)	—	(221,507)
Other Comprehensive Income	—	—	—	3,482	3,482

Balance as of December 31, 2010	$266,211	$558,496	$93,100	$(16,504)	$901,303
Issuance of General Partner Units, Net of Issuance Costs	—	202,332	—	—	202,332
Stock Based Compensation Activity	—	2,759	—	—	2,759
Conversion of Limited Partner Units to General Partner Units	—	1,109	(1,109)	—	—
Preferred Unit Distributions	(19,565)	—	—	—	(19,565)
Net Income (Loss)	19,565	(26,782)	(1,745)	—	(8,962)
Other Comprehensive Income	—	—	—	4,125	4,125

Balance as of December 31, 2011	$266,211	$737,914	$90,246	$(12,379)	$1,081,992
Issuance of General Partner Units, Net of Issuance Costs	—	134,436	—	—	134,436
Redemption of Preferred Units	(48,240)	—	—	—	(48,240)
Stock Based Compensation Activity	—	4,582	—	—	4,582
Conversion of Limited Partner Units to General Partner Units	—	4,763	(4,763)	—	—
Preferred Unit Distributions	(20,751)	—	—	—	(20,751)
Net Income (Loss)	20,751	(21,968)	(1,201)	—	(2,418)
Other Comprehensive Income	—	—	—	5,550	5,550

Balance as of December 31, 2012	$217,971	$859,727	$84,282	$(6,829)	$1,155,151

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, LP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,418)	$(8,962)	$(221,507)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation	88,123	85,849	92,290
Amortization of Deferred Financing Costs	3,252	3,785	3,342
Other Amortization	32,763	33,218	37,320
Impairment of Real Estate, Net	1,101	(2,079)	186,160
Provision for Bad Debt	463	1,146	1,787
Equity in Income of Joint Ventures	(1,559)	(980)	(675)
Distributions from Joint Ventures	1,580	1,033	3,032
Gain on Sale of Real Estate	(16,535)	(20,184)	(11,388)
Gain on Sale of Joint Venture Interests	—	—	(11,226)
Gain on Change in Control of Interests	(776)	(689)	—
Loss from Retirement of Debt	9,684	5,299	4,304
Mark-to-Market Loss on Interest Rate Protection Agreements	328	1,718	1,107
Equity in Income of Other Real Estate Partnerships	(7,756)	(11,891)	(3,494)
Distributions from Investment in Other Real Estate Partnerships	7,756	11,891	3,494
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	5,576	(3,154)	(1,526)
Increase in Deferred Rent Receivable	(3,374)	(7,275)	(6,300)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	4,993	(12,201)	(21,523)
Decrease (Increase) in Restricted Cash	—	105	(15)
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	(7,065)	(6,454)	(6,840)
Cash Book Overdraft	1,715	—	—

Net Cash Provided by Operating Activities	117,851	70,175	48,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(48,621)	(5,277)	(22,408)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(74,511)	(77,619)	(63,349)
Net Proceeds from Sales of Investments in Real Estate	80,362	71,083	64,256
Investments in and Advances to Other Real Estate Partnerships	(30,006)	(125,089)	(149,773)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	38,354	191,178	205,038
Contributions to and Investments in Joint Ventures	(190)	(155)	(777)
Distributions and Sales Proceeds from Joint Venture Interests	90	650	11,519
Repayments of Notes Receivable	14,365	10,393	1,460
Increase in Lender Escrows	(273)	(97)	(435)

Net Cash (Used In) Provided by Investing Activities	(20,430)	65,067	45,531

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(1,512)	(6,502)	(4,228)
Unit Contributions	134,905	202,845	50,087
Repurchase and Retirement of Restricted Units	(2,690)	(1,001)	(298)
Preferred Unit Distributions	(23,258)	(15,254)	(19,677)
Redemption of Preferred Units	(50,000)	—	—
Payments on Interest Rate Swap Agreement	(1,144)	(489)	(450)
Proceeds from Origination of Mortgage Loans Payable	97,561	199,884	82,495
Repayments on Mortgage and Other Loans Payable	(37,402)	(67,164)	(20,393)
Repayments of Senior Unsecured Notes	(166,153)	(234,307)	(259,018)
Proceeds from Unsecured Credit Facility	339,000	390,500	69,097
Repayments on Unsecured Credit Facility	(390,000)	(618,553)	(149,280)
Costs Associated with the Retirement of Debt	—	—	(1,008)

Net Cash Used in Financing Activities	(100,693)	(150,041)	(252,673)

Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	5	(61)	137
Net Decrease in Cash and Cash Equivalents	(3,272)	(14,799)	(158,800)
Cash and Cash Equivalents, Beginning of Year	7,624	22,484	181,147

Cash and Cash Equivalents, End of Year	$4,357	$7,624	$22,484

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per Unit data)

1. Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 95.5% and 94.3% common ownership interest at December 31, 2012 and 2011, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units (“Preferred Units”) with an aggregate liquidation priority of $225,000 at December 31, 2012. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 4.5% and 5.7% interest in the Operating Partnership at December 31, 2012 and 2011, respectively. Operations are also conducted through other partnerships and limited liability companies (“L.L.C.s”) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein. Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries.

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

As of December 31, 2012, we owned 648 industrial properties located in 25 states in the United States and one province in Canada, containing an aggregate of approximately 55.8 million square feet of gross leasable area (“GLA”). On a combined basis, as of December 31, 2012, the Other Real Estate Partnerships owned 66 industrial properties containing an aggregate of approximately 7.6 million square feet of GLA.

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

2. Basis of Presentation

Our consolidated financial statements at December 31, 2012 and 2011 and for each of the years ended December 31, 2012, 2011 and 2010 include the accounts and operating results of the Operating Partnership, the L.L.C.s, other partnerships and the taxable REIT subsidiaries on a consolidated basis. Such financial statements present our limited partnership interests in each of the Other Real Estate Partnerships and our noncontrolling equity interests in our Joint Ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

3. Summary of Significant Accounting Policies

In order to conform with generally accepted accounting principles, we are required in preparation of our financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2012 and 2011, and the reported amounts of revenues and expenses for each of the years ended December 31, 2012, 2011 and 2010. Actual results could differ from those estimates.

Reclassifications and Other Presentation Matters

Certain reclassifications have been made to the 2011 and 2010 financial statements to conform to the 2012 presentation. Additionally, the results of operations for the year ended December 31, 2012 includes $1,286 of depreciation and amortization expense which should have been recorded as depreciation and amortization expense during previous periods. Management evaluated these depreciation and amortization expense adjustments and believes they are not material to the results of the current period or any previous period.

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

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	7 to 50
Land Improvements	3 to 20
Furniture, Fixtures and Equipment	4 to 10

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

The purchase price is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included as components of Deferred Leasing Intangibles, Net are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and other amortization expense. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases, the in-place lease value and tenant relationships is immediately written off.

Deferred Leasing Intangibles, net of accumulated amortization (exclusive of Deferred Leasing Intangibles held for sale) included in our total assets and total liabilities consist of the following:

	December 31, 2012	December 31, 2011
In-Place Leases	$15,216	$17,157
Above Market Leases	3,829	4,761
Tenant Relationships	10,329	11,457

Total Included in Total Assets, Net of $32,614 and $30,295 of Accumulated Amortization	$29,374	$33,375

Below Market Leases	$13,597	$14,442

Total Included in Total Liabilities, Net of $8,527 and $8,242 of Accumulated Amortization	$13,597	$14,442

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles, exclusive of amortization expense related to in-place leases and tenant relationships included in discontinued operations, was $6,849, $9,393 and $12,806 for the years ended December 31, 2012, 2011 and 2010, respectively. Rental revenues increased by $739, $1,413 and $2,702 related to net amortization of above/(below) market leases, exclusive of net amortization related to above/(below) market leases included in discontinued operations, for the years ended December 31, 2012, 2011 and 2010, respectively. We will recognize net amortization related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2012 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2013	$5,074	$523
2014	$4,215	$422
2015	$3,497	$405
2016	$2,411	$918
2017	$2,048	$858

Construction Revenues and Expenses

Construction revenues and expenses represent revenues earned and expenses incurred in connection with a subsidiary of the Company acting as a development manager to construct industrial properties for third parties. We use the percentage-of-completion contract method to recognize revenue. Using this method, revenues are recorded based on estimates of the percentage of completion of individual contracts. The percentage of completion estimates are based on a comparison of the contract expenditures incurred to the estimated final costs. Changes in job performance, job conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Foreign Currency Transactions and Translation

At December 31, 2012, we owned a land parcel located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. The assets and liabilities related to this land parcel are translated to U.S. dollars from the Canadian dollar based on the current exchange rate prevailing at each balance sheet date. The income statement accounts related to this land parcel are translated using the average exchange rate for the period. The resulting translation adjustments are included in Accumulated Other Comprehensive Income.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $14,551 and $12,782 at December 31, 2012 and 2011, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

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

On a continuous basis, we assess whether there are any indicators that the value of our Investment in and Advances to Other Real Estate Partnerships may be impaired. An investment is impaired if our estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of subjective assumptions that are subject to economic and market uncertainties including, among others, demand for space, market rental rates and operating costs, the discount rate used to value the cash flows of the properties and the discount rate used to value the debt. As these factors are difficult to predict and are subject to future events that may alter our assumptions, our fair values estimated by management in the impairment analyses may not be realized.

Investments in Joint Ventures

Investments in Joint Ventures represent our limited partnership interests in our Joint Ventures. We account for our Investments in Joint Ventures under the equity method of accounting, as we do not have a majority voting interest, operational control or financial control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities. In order to assess whether consolidation of a variable-interest entity is required, an enterprise is required to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE.

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

Limited Partners Units

Limited partner Units are reported within Partners’ Capital in the balance sheet as of December 31, 2012 and 2011 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.

The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2012, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company’s common shares required to be delivered upon redemption of all remaining Units.

Stock Based Compensation

We account for stock based compensation using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.

Net income, net of preferred unit distributions and redemption of preferred units, is allocated to Unitholders and participating securities based upon their proportionate share of weighted average Units plus weighted average participating securities. Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. Restricted stock awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as Units. See Note 10 for further disclosure about participating securities.

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

Interest income on notes receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.

We provide an allowance for doubtful accounts against the portion of tenant accounts receivable including deferred rent receivable, which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,852 and $2,638 as of December 31, 2012 and 2011, respectively. Deferred rent receivable in the consolidated balance sheets is shown net of an allowance for doubtful accounts of $1,733 and $2,302 as of December 31, 2012 and 2011, respectively. For accounts receivable we deem uncollectible, we use the direct write-off method.

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

Notes Receivable

Notes receivable are primarily comprised of mortgage notes receivable that we have made in connection with sales of real estate assets. The notes receivable are recorded at fair value at the time of issuance. Discounts on notes receivable are accreted over the life of the related note receivable. Interest income is accrued as earned. Notes receivable are considered past due when a contractual payment is not remitted in accordance with the terms of the note agreement. On a quarterly basis, we evaluate the collectability of each mortgage note receivable on an individual basis based on various factors which may include payment history, expected fair value of the collateral and internal and external credit information. A loan is considered impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the note receivable to the present value of expected future cash flows. Since the majority of our notes receivable are collateralized by a first mortgage, the loans have risk characteristics similar to the risks in owning commercial real estate.

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

Derivative Financial Instruments

Historically, we have used interest rate protection agreements (“Agreements”) to fix the interest rate on anticipated offerings of senior unsecured notes or convert floating rate debt and preferred units to fixed rate. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured notes are amortized over the life of the derivative or the life of the debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss that is effective is recognized in other comprehensive income (partners’ capital). Agreements which do not qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net income (loss) available to Unitholders immediately. Amounts accumulated in other comprehensive income during the hedge period are reclassified to earnings in the same period during which the forecasted transaction or hedged item affects net income (loss). The credit risks associated with Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of Agreements, our exposure is limited to the current value of the interest rate differential, not the notional amount, and our carrying value of Agreements on the balance sheet. See Note 15 for more information on Agreements.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance provides that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs are required. Entities are also required to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The adoption of this guidance did not have a material impact on our financial statements.

4. Investment in Real Estate

Acquisitions

In 2010, we acquired three industrial properties comprising, in the aggregate, approximately 0.5 million square feet of GLA, including one industrial property purchased from the 2005 Development/Repositioning Joint Venture. The purchase price of these acquisitions totaled approximately $22,408, excluding costs incurred in conjunction with the acquisition of the industrial properties.

In 2011, we acquired one industrial property comprising approximately 0.7 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (see Note 6). The gross agreed-upon fair value for the industrial property was $30,625, excluding costs incurred in conjunction with the acquisition of the industrial property. The acquisition was funded through the assumption of a mortgage loan, whose carrying value approximated fair market value, in the amount of $24,417 and a cash payment of $5,277 (85% of the net fair value of the acquisition). We accounted for this transaction as a step acquisition utilizing the purchase method of accounting. Due to the change in control that occurred, we recorded a gain during the year ended December 31, 2011 of $689 related to the difference between our carrying value and fair value of our equity interest on the acquisition date.

In 2012, we acquired one industrial property comprising approximately 0.4 million square feet of GLA through the purchase of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture (see Note 6) and several land parcels. The gross agreed-upon fair value for the industrial property was $21,819, excluding costs incurred in conjunction with the acquisition of the industrial property. The acquisition was funded through the assumption of a mortgage loan, which was subsequently paid off on the date of acquisition and whose carrying value approximated fair market value, in the amount of $12,026 and a cash payment of $8,324 (85% of the net fair value of the acquisition). We accounted for this transaction as a step acquisition utilizing the purchase method of accounting. Due to the change in control that occurred, we recorded a gain during the year ended December 31, 2012 of $776 related to the difference between our carrying value and fair value of our equity interest on the acquisition date. The purchase price of the land parcels was approximately $40,003, excluding costs incurred in conjunction with the acquisition of the land parcels.

We value third party acquisitions and acquisitions of unconsolidated joint venture partner interests in industrial properties on a similar basis generally by applying an income capitalization approach. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements. The fair value estimates for each of the industrial properties acquired from our joint venture partner during the years ended December 31, 2012 and 2011 were based on a capitalization rate of approximating 7.3% and 8.4%, respectively. The fair value measurements also include consideration of the fair market value of debt.

Intangible Assets (Liabilities) Subject To Amortization in the Period of Acquisition

The fair value at the date of acquisition of in-place leases, tenant relationships, above market leases and below market leases recorded due to the real estate property acquired for the years ended December 31, 2012 and 2011, which is recorded as deferred leasing intangibles, is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
In-Place Leases	$1,750	$2,511
Tenant Relationships	$1,012	$1,553
Above Market Leases	$—	$2,883
Below Market Leases	$(102)	$—

The weighted average life in months of in-place leases, tenant relationships, above market leases and below market leases recorded at the time of acquisition as a result of the real estate property acquired for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
In-Place Leases	118	56
Tenant Relationships	178	116
Above Market Leases	N/A	56
Below Market Leases	118	N/A

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

In 2012, we sold 26 industrial properties comprising approximately 4.1 million square feet of GLA and one land parcel. Gross proceeds from the sales of the 26 industrial properties and one land parcel were approximately $83,098. The gain on sale of real estate was approximately $16,535, of which $12,758 is shown in discontinued operations. The 26 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 26 industrial properties sold are included in discontinued operations. The results of operations and gain on sale of real estate for the one land parcel that does not meet the criteria to be included in discontinued operations are included in continuing operations.

At December 31, 2012, we had three industrial properties comprising approximately 0.4 million square feet of GLA held for sale. The results of operations of the three industrial properties held for sale at December 31, 2012 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Total Revenues	$8,460	$18,433	$24,340
Property Expenses	(3,626)	(7,508)	(10,170)
Impairment of Real Estate	(1,093)	(4,973)	(65,005)
Depreciation and Amortization	(1,563)	(4,286)	(9,802)
Interest Expense	—	(63)	(268)
Gain on Sale of Real Estate	12,758	18,814	10,529
Provision for Income Taxes	—	(1,246)	—

Income (Loss) from Discontinued Operations	$14,936	$19,171	$(50,376)

At December 31, 2012 and 2011, we had notes receivable outstanding of approximately $41,201 and $55,502, net of a discount of $255 and $319, respectively, which are included as a component of Prepaid Expenses and Other Assets, Net. At December 31, 2012 and 2011, the fair value of the notes receivable was $44,783 and $58,734, respectively. The fair value of our notes receivable was determined by discounting the future cash flows using the current rates at which similar loans with similar remaining maturities would be made to other borrowers. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value of our notes receivable was primarily based upon Level 3 inputs, as discussed below.

In 2009, we originated a note receivable with a purchaser of one of our industrial properties. During July 2012, we were notified that the sole tenant in the industrial property that serves as collateral for the note receivable filed for Chapter 7 bankruptcy. As of the date of this filing, the mortgagor is current on its loan payments and we are not aware of any information that would cause us to believe that the mortgagor will not pay us all amounts due on the note receivable. As of December 31, 2012, the note receivable had an outstanding principal balance of $7,660, offset by an unamortized discount of $255, resulting in a carrying value of $7,405.

Impairment Charges

During the years ended December 31, 2012, 2011 and 2010, we recorded the following net non-cash impairment charges:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating Properties—Held for Sale and Sold Assets	$1,093	$4,973	$65,005

Impairment—Discontinued Operations	$1,093	$4,973	$65,005

Land Parcels—Sold Assets	$—	$(5,879)	$8,275
Operating Properties—Held for Use	8	(527)	100,263
Land Parcels—Held for Use	—	(646)	12,617

Impairment—Continuing Operations	$8	$(7,052)	$121,155

Total Net Impairment	$1,101	$(2,079)	$186,160

On October 22, 2010, we amended our existing revolving credit facility. In conjunction with the amendment, management identified a pool of real estate assets to be classified as held for sale. At the time of the amendment, management reassessed the holding period for the pool of real estate assets and determined that certain of the industrial properties were impaired. The Company recorded an aggregate impairment charge (reversal) of $1,101, $(2,079) and $177,005 for the years ended December 31, 2012, 2011 and 2010.

The net impairment charges for assets that qualify to be classified as held for sale are calculated as the difference of the carrying value of the properties and land parcels over the fair value less costs to sell. On the date an asset no longer qualifies to be classified as held for sale, the carrying value must be reestablished at the lower of the estimated fair market value of the asset or the carrying value of the asset prior to held for sale classification, adjusted for any depreciation and amortization that would have been recorded if the asset had not been classified as held for sale. The net impairment charges recorded during the years ended December 31, 2012, 2011 and 2010 are due to updated fair market values for certain industrial properties in the pool of real estate assets identified to be classified as held for sale in the fourth quarter of 2010, whose estimated fair market values have changed since October 31, 2010 and were either sold or were classified as held for sale at December 31, 2011 and/or December 31, 2010, but no longer qualify to be classified as held for sale at December 31, 2012. Catch-up depreciation and amortization has been recorded during the years ended December 31, 2012 and 2011, if applicable, for certain assets that are no longer classified as held for sale.

In addition to the impairments recorded above, during the three months ended March 31, 2010, we recorded an impairment charge in the amount of $9,155 related to a property comprised of 0.3 million square feet of GLA located in Grand Rapids, Michigan in connection with the negotiation of a new lease.

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

The following table presents information about our real estate assets that were measured at fair value on a non-recurring basis during the year ended December 31, 2011. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements on a Non-Recurring Basis Using:
Description	Year Ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment
Long-lived Assets Held for Sale or Sold*	$23,252	—	—	$23,252	$(4,451)
Long-lived Assets Held and Used*	$46,655	—	—	$46,655	(2,356)

					$(6,807)

*	Excludes industrial properties and land parcels for which an impairment reversal of $8,886 was recorded during the year ended December 31, 2011, since the related assets are recorded at carrying value, which is lower than estimated fair value at December 31, 2011.

Real estate assets measured at fair value on a non-recurring basis during the year ended December 31, 2012 were either sold or are recorded at carrying value at December 31, 2012.

5. Investments in and Advances to Other Real Estate Partnerships

The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.

Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets:

	December 31, 2012	December 31, 2011
ASSETS
Assets:
Net Investment in Real Estate	$264,284	$249,984
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $0 and $4,970	—	12,804
Note Receivable	142,982	131,908
Other Assets, Net	34,476	41,605

Total Assets	$441,742	$436,301

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$107,287	$105,968
Other Liabilities, Net	11,570	8,577
Partners’ Capital	322,885	321,756

Total Liabilities and Partners’ Capital	$441,742	$436,301

Operating Partnership’s Share of Equity	$321,663	$320,431
Basis Differentials (1)	(143,559)	(133,979)

Carrying Value of the Operating Partnership’s Investments in Other Real Estate Partnerships	$178,104	$186,452

(1)	This amount represents the aggregate difference between the Operating Partnership’s historical cost basis and the basis reflected at the Other Real Estate Partnerships’ level. Basis differentials relate to the elimination of a note receivable and related accrued interest between a Other Real Estate Partnership and wholly owned subsidiaries of the Operating Partnership.

Condensed Combined Statements of Operations:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Total Revenues	$39,738	$39,865	$41,351
Property Expenses	(11,657)	(11,937)	(11,595)
Impairment of Real Estate	172	582	(7,371)
Depreciation and Other Amortization	(14,216)	(12,903)	(15,079)
Interest Income	7,776	11,697	14,939
Interest Expense	(5,712)	(5,024)	(3,213)
Amortization of Deferred Financing Costs	(208)	(178)	(131)
Loss from Retirement of Debt	—	(160)	—

Income from Continuing Operations	15,893	21,942	18,901
Discontinued Operations:
(Loss) Income Attributable to Discontinued Operations	(159)	170	(978)
(Loss) Gain on Sale of Real Estate	(93)	1,605	563

(Loss) Income from Discontinued Operations	(252)	1,775	(415)
Gain on Sale of Real Estate	—	—	—

Net Income	$15,641	$23,717	$18,486

6. Investments in Joint Ventures

On May 16, 2003, we entered into the 2003 Net Lease Joint Venture with an institutional investor to invest in industrial properties. We own a 15% equity interest in and provide property management services to the 2003 Net Lease Joint Venture. As of December 31, 2012, the 2003 Net Lease Joint Venture owned five industrial properties comprising approximately 2.7 million square feet of GLA. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the FASB guidance on the consolidation of variable interest entities. However, we continue to conclude that we are not the primary beneficiary of this venture. As of December 31, 2012, our investment in the 2003 Net Lease Joint Venture is $1,012. Our maximum exposure to loss is currently equal to our investment balance. We acquired the 85% equity interest in one property on February 13, 2012 and the 85% equity interest in another property on May 26, 2011, in each case from the institutional investor in the 2003 Net Lease Joint Venture (see Note 4).

During December 2007, we entered into the 2007 Europe Joint Venture with an institutional investor to invest in, own, develop, redevelop and operate industrial properties. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of December 31, 2012, the 2007 Europe Joint Venture did not own any properties.

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

On March 21, 2006, we entered into the 2006 Net Lease Co-Investment Program with an institutional investor to invest in industrial properties. We owned a 15% equity interest in and provided property management, asset management and leasing management services to the 2006 Net Lease Co-Investment Program. Pursuant to the buy/sell provision in the 2006 Net Lease Co-Investment Program’s governing agreement that our counterparty exercised on May 25, 2010, we sold our interest in the real estate property assets in the 2006 Net Lease Co-Investment Program to our counterparty and received $4,541 in net proceeds. In connection with the sale, we wrote off our carrying value for the 2006 Net Lease Co-Investment Program and recorded an $852 gain, which is included in Equity in Income of Joint Ventures for the year ended December 31, 2010.

At December 31, 2012 and 2011, we have receivables from the Joint Ventures in the aggregate amount of $19 and $137, respectively. These receivable amounts are included in Prepaid Expenses and Other Assets, Net. During the years ended December 31, 2012, 2011 and 2010, we recognized fees of $516, $970 and $4,952, respectively, from our Joint Ventures.

The combined summarized financial information of the investments in Joint Ventures is as follows:

	December 31, 2012	December 31, 2011
Condensed Combined Balance Sheets:
Gross Investment in Real Estate	$115,488	$155,555
Less: Accumulated Depreciation	(38,535)	(41,342)

Net Investment in Real Estate	76,953	114,213
Other Assets	17,327	23,364

Total Assets	$94,280	$137,577

Indebtedness	$81,764	$112,261
Other Liabilities	4,817	5,779
Equity	7,699	19,537

Total Liabilities and Equity	$94,280	$137,577

Company’s Share of Equity	$1,252	$3,029
Basis Differentials(1)	(448)	(1,564)

Carrying Value of the Company’s Investments in Joint Ventures	$804	$1,465

(1)	This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of impairments we recorded to reduce certain of our investments in the 2003 Net Lease Joint Venture to fair value and certain deferred fees which are not reflected at the joint venture level.

	Year Ended December 31,
	2012	2011	2010
Condensed Combined Statements of Operations:
Total Revenues	$12,385	$12,442	$51,552
Expenses:
Operating and Other	2,188	2,350	23,111
Impairment of Real Estate	—	—	3,268
Depreciation and Other Amortization	5,632	5,673	25,480
Interest Expense	6,087	6,311	27,263

Total Expenses	13,907	14,334	79,122
Discontinued Operations:
(Loss) Income Attributable to Discontinued Operations	(207)	11	(309)
Gain on Sale of Real Estate	4,974	3,137	2,761

Income from Discontinued Operations	4,767	3,148	2,452
Gain on Sale of Real Estate	—	—	808

Net Income (Loss)	$3,245	$1,256	$(24,310)

Equity in Income of Joint Ventures	$1,559	$980	$675

7. Indebtedness

The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2012	Effective Interest Rate at Issuance
	December 31,	December 31,
	2012	2011			Maturity Date
Mortgage and Other Loans Payable, Net	$656,329	$584,288	4.03% – 8.26%	4.03% – 8.26%	January 2014 – September 2022
Unamortized Premiums	(161)	(305)

Mortgage and Other Loans Payable, Gross	$656,168	$583,983

Senior Unsecured Notes, Net
2016 Notes	$159,510	$159,455	5.750%	5.91%	01/15/16
2017 Notes	55,385	59,600	7.500%	7.52%	12/01/17
2027 Notes	6,066	6,065	7.150%	7.11%	05/15/27
2028 Notes	55,261	124,894	7.600%	8.13%	07/15/28
2012 Notes	—	61,817	N/A	N/A	04/15/12
2032 Notes	11,500	34,683	7.750%	7.87%	04/15/32
2014 Notes	79,683	86,997	6.420%	6.54%	06/01/14
2017 II Notes	106,745	106,716	5.950%	6.37%	05/15/17

Subtotal	$474,150	$640,227
Unamortized Discounts	2,570	4,625

Senior Unsecured Notes, Gross	$476,720	$644,852

Unsecured Credit Facility	$98,000	$149,000	1.912%	1.912%	12/12/14

Mortgage and Other Loans Payable, Net

During the years ended December 31, 2012 and 2011, we originated or assumed the following mortgage loans:

Mortgage Financing	Loan Principal	Interest Rate	Origination Date	Maturity Date	Amortization Period	Number of Industrial Properties Collateralizing Mortgage	GLA (In millions)	Property Carrying Value at December 31, 2012
I-V	$97,561	4.03%	August 29, 2012	September 2022	30-year	30	3.7	$100,443

Mortgage Financing	Loan Principal	Interest Rate	Origination / Assumption Date	Maturity Date	Amortization Period	Number of Industrial Properties Collateralizing Mortgage	GLA (In millions)	Property Carrying Value at December 31, 2011
VI-IX	$132,463	4.45%	May 2, 2011	June 2018	30-year	22	4.4	$167,644
X	24,417	5.579%	May 26, 2011	February 2016	30-year	1	0.7	$28,991
XI-XIX	67,421	4.85%	September 23, 2011	October 2021	30-year	20	2.0	$73,473

	$224,301							$270,108

For Mortgage Financings I through IX and Mortgage Financings XI though XIX, principal prepayments are prohibited for 12 months after loan origination, after which prepayment premiums are calculated at the greater of yield maintenance or 1% of the outstanding balance. For Mortgage Financing X, principal prepayments are prohibited until three months prior to maturity, but defeasance is allowed subject to certain conditions.

During the years ended December 31, 2012 and 2011, we paid off and retired prior to maturity mortgage loans payable in the amount of $14,112 and $58,980, respectively. In connection with these repurchases prior to maturity, we recognized $361 and $1,968 as loss from retirement of debt for the years ended December 31, 2012 and 2011, respectively.

On September 20, 2011, we transferred title to a property totaling approximately 0.4 million square feet of GLA and an escrow balance in the amount of $1,845 to a lender in satisfaction of a $5,040 non-recourse mortgage loan. We recognized a $147 loss related to the transaction, which is included in loss from retirement of debt for the year ended December 31, 2011.

As of December 31, 2012, mortgage loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $838,277. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of December 31, 2012.

Senior Unsecured Notes, Net

During the years ended December 31, 2012 and 2011, we repurchased and retired the following senior unsecured notes prior to its maturity:

	Principal Amount Repurchased		Purchase Price
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
2014 Notes	$9,000	$1,144	$9,439	$1,143
2016 Notes	—	500	—	475
2017 Notes	4,223	27,619	4,632	27,506
2017 II Notes	—	10,969	—	10,182
2027 Notes	—	7,500	—	7,500
2028 Notes	69,680	65,025	72,541	63,861
2032 Notes	23,400	—	24,001	—

	$106,303	$112,757	$110,613	$110,667

In connection with these repurchases prior to maturity, we recognized $9,323 and $2,012 as loss from retirement of debt for the years ended December 31, 2012 and 2011, respectively, which is the difference between the purchase price of $110,613 and $110,667, respectively, and the principal amount retired of $106,303 and $112,757, respectively, net of the pro rata write-off of the unamortized debt issue discount, the unamortized deferred financing costs, the unamortized settlement amount of the interest rate protection agreements and the professional services fees related to the repurchases of $598, $728, $3,247 and $440, respectively, and $135, $717, $3,250 and $0, respectively.

On September 15, 2011, we paid off and retired our 4.625% Notes due 2011, at maturity, in the amount of $128,900.

On April 16, 2012, we paid off and retired our 2012 Notes, at maturity, in the amount of $61,829.

The indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. We believe the Operating Partnership and the Company were in compliance with all covenants relating to senior unsecured notes as of December 31, 2012. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders in a manner that could impose and cause us to incur material costs.

Unsecured Credit Facility

We have maintained an unsecured credit facility since 1997. During December 2011, we entered into a $450,000 unsecured revolving credit agreement (the “Unsecured Credit Facility”) which replaced our previous unsecured credit facility. We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $500,000, subject to certain restrictions. We wrote off $1,172 of unamortized deferred financing costs reflected in Loss from Retirement of Debt for the year ended December 31, 2011 related to our previous unsecured credit facility. At December 31, 2012, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 170 basis points or at a base rate plus 170 basis points, at our election. The margin on our LIBOR or base rate borrowings could increase based on our leverage ratio. The Unsecured Credit Facility matures on December 12, 2014, unless extended an additional one year at our election, subject to certain conditions. At December 31, 2012, borrowings under the Unsecured Credit Facility bore interest at a weighted average interest rate of 1.912%.

The Unsecured Credit Facility contains certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that we were in compliance with all covenants relating to the Unsecured Credit Facility as of December 31, 2012. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs.

Indebtedness

The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
2013	$12,483
2014	232,138
2015	53,000
2016	288,953
2017	172,213
Thereafter	472,101

Total	$1,230,888

Fair Value

At December 31, 2012 and 2011, the fair value of our indebtedness was as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage and Other Loans Payable, Net	$656,329	$699,903	$584,288	$630,400
Senior Unsecured Debt, Net	474,150	516,943	640,227	630,622
Unsecured Credit Facility	98,000	98,192	149,000	149,000

Total	$1,228,479	$1,315,038	$1,373,515	$1,410,022

The fair values of our mortgage and other loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our mortgage and other loans payable was primarily based upon Level 3 inputs. The fair value of the senior unsecured notes was determined by using rates, as advised by our bankers, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We have determined that our estimation of the fair value of fixed rate unsecured debt was primarily based upon Level 3 inputs. The fair value of the Unsecured Credit Facility was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. The current market rate utilized for our Unsecured Credit Facility was internally estimated; therefore, we have concluded that our determination of fair value was primarily based upon Level 3 inputs.

8. Partners’ Capital

We have issued general partnership units and limited partnership units and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (see discussion below). Subject to certain lock-up periods, holders of limited partner Units of the Operating Partnership can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder’s notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and we intend to continue this practice. If each Unit of the Operating Partnership were redeemed as of December 31, 2012, we could satisfy our redemption obligations by making an aggregate cash payment of approximately $66,209 or by issuing 4,702,341 shares of the Company’s common stock. The preferred general partnership units result from preferred capital contributions from the Company. The preferred general partnership units had an aggregate liquidation priority of $225,000 and $275,000 as of December 31, 2012 and 2011, respectively. We are required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the Units. The consent of the holder of the limited partnership units is required to alter such holder’s rights as to allocations and distributions, to alter or modify such holder’s rights with respect to redemption, to cause the early termination of the Consolidated Operating Partnership, or to amend the provisions of the partnership agreement which requires such consent.

Preferred Contributions:

On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company’s 6.236%, Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the “Series F Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $50,000. Net of offering costs, the Company received net proceeds of $49,075 from the issuance of the Series F Preferred Stock which were contributed to us in exchange for 6.236% Series F Cumulative Preferred Units (the “Series F Preferred Units”) and are reflected in our financial statements as a general partner preferred unit contribution. Dividends on the Series F Preferred Stock are cumulative from the date of initial issuance and are payable quarterly in arrears. The coupon rate of our Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury (“CMT”) Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the fourth quarter of 2012, the coupon rate was 5.285%. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series G Preferred Stock (hereinafter defined), Series J Preferred Stock (hereinafter defined) and Series K Preferred Stock (hereinafter defined). The Series F Preferred Stock is redeemable for cash at our option, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Stock has no stated maturity and is not convertible into any other securities of the Company. In October 2008, we entered into an interest rate swap agreement to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Stock (see Note 15).

On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.236%, Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the “Series G Preferred Stock”), at an initial offering price of $1,000.00 per Depositary Share for gross proceeds of $25,000. Net of offering costs, the Company received net proceeds of $24,512 from the issuance of the Series G Preferred Stock which were contributed to us in exchange for 7.236% Series G Cumulative Preferred Units (the “Series G Preferred Units”) and are reflected in our financial statements as a general partner preferred unit contribution. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the “Series G Initial Fixed Rate Period”), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the “Series G Initial Distribution Rate”) (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR, (ii) the 10 year Treasury CMT Rate, and (iii) the 30 year Treasury CMT Rate, reset quarterly. Dividends on the Series G Preferred Stock are payable semi-annually in arrears for fixed rate periods subsequent to the Series G Initial Fixed Rate Period and quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series F Preferred Stock, Series J Preferred Stock (hereinafter defined) and Series K Preferred Stock (hereinafter defined). On or after March 31, 2014, subject to any conditions on redemption applicable in any fixed rate period subsequent to the Series G Initial Fixed Rate Period, the Series G Preferred Stock is redeemable for cash at our option, in whole or in part, at a redemption price equivalent to $1,000.00 per Depositary Share, or $25,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Stock has no stated maturity and is not convertible into any other securities of the Company.

On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, Series J Cumulative Redeemable Preferred Stock, $0.01 par value (the “Series J Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series J Preferred Stock were contributed to us in exchange for Series J Cumulative Preferred Units (the “Series J Preferred Units”) and are reflected in our financial statements as a general partner preferred unit contribution. The Series J Preferred Stock is redeemable in whole or in part, at our option, at a cash redemption price of $25.00 per depositary share. Dividends on the Series J Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. However, during any period that both (i) the depositary shares are not listed on the NYSE or AMEX, or quoted on NASDAQ, and (ii) the Company is not subject to the reporting requirements of the Exchange Act, but the preferred shares are outstanding, the Company will increase the dividend on the preferred shares to a rate of 8.25% of the liquidation preference per year. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series J Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series F Preferred Stock, Series G Preferred Stock and Series K Preferred Stock (hereinafter defined). The Company redeemed 2,000,000 Depositary Shares of the Series J Preferred Stock on December 21, 2012, at a redemption price of $25.00 per Depositary Share, and paid a prorated fourth quarter dividend of $0.407812 per Depositary Share, totaling $816. An equivalent number of Series J Preferred Units were redeemed on December 21, 2012 as well. Due to the partial redemption of the Series J Preferred Units, one-third of the initial offering costs associated with the issuance of the Series J Preferred Units, as well as costs associated with the partial redemption, totaling $1,804 are reflected as a deduction from net loss to arrive at net loss available to Unitholders in determining earnings per unit for the year ended December 31, 2012.

On August 21, 2006, the Company issued 2,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, Series K Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the “Series K Preferred Stock”), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series K Preferred Stock were contributed to the Operating Partnership in exchange for Series K Cumulative Preferred Units (the “Series K Preferred Units”) and are reflected in the Consolidated Operating Partnership’s financial statements as a general partner preferred unit contribution. The Series K Preferred Stock is redeemable in whole or in part, at our option, at a cash redemption price of $25.00 per depositary share. Dividends on the Series K Preferred Stock, represented by the Depositary Shares, are cumulative from the date of initial issuance and are payable quarterly in arrears. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series K Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series F Preferred Stock, Series G Preferred Stock and Series J Preferred Stock.

The Company has 10,000,000 shares of preferred stock authorized. All series of preferred stock have no stated maturity (although the Company may redeem all such preferred stock on or following their optional redemption dates at our option, in whole or in part).

The following table summarizes the preferred units outstanding at December 31, 2012 and 2011:

	Year Ended 2012		Year Ended 2011
	Units Outstanding	Liquidation Preference	Units Outstanding	Liquidation Preference
Series F Preferred Units	500	$50,000	500	$50,000
Series G Preferred Units	250	$25,000	250	$25,000
Series J Preferred Units	400	$100,000	600	$150,000
Series K Preferred Units	200	$50,000	200	$50,000

Unit Contributions

For the years ended December 31, 2012, 2011 and 2010, 535,026, 125,784, and 27,586 limited partnership units, respectively, were converted into an equivalent number of general partnership units, resulting in a reclassification of $4,763, $1,109 and $316, respectively, between Limited Partners Units and General Partner Units.

During the years ended December 31, 2012 and 2011, the Company announced underwritten public offerings of 9,400,000 and 17,300,000 shares of the Company’s common stock to the public. Proceeds to the Company for the years ended December 31, 2012 and 2011, net of total expenses of $127 and $2,370, were approximately $116,715 and $201,150, respectively. The proceeds were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution.

On May 4, 2010, the Company and the Operating Partnership entered into distribution agreements with sales agents to sell up to 10,000,000 shares of the Company’s common stock from time to time in “at-the-market” offerings (the “2010 ATM”). During the year ended December 31, 2010, the Company issued 5,469,767 shares of the Company’s common stock under the 2010 ATM resulting in proceeds to the Company of approximately $44,117, net of $900 paid to the sales agent. These proceeds were contributed to us in exchange for an equivalent number of Units and are reflected in our financial statements as a general partner contribution. On December 31, 2010, we concluded the 2010 ATM as a result of the expiration of the distribution agreements with our sales agents.

On February 28, 2011, the Company and the Operating Partnership entered into distribution agreements with sales agents to sell up to 10,000,000 shares of the Company’s common stock, for up to $100,000 aggregate gross sale proceeds, from time to time in ATM offerings (the “2011 ATM”). During the year ended December 31, 2011, the Company issued 115,856 shares of the Company’s common stock under the 2011 ATM resulting in proceeds to the Company of approximately $1,391, net of $28 paid to the sales agent. These proceeds were contributed to us in exchange for an equivalent number of Units and are reflected in our financial statements as a general partner contribution. On February 29, 2012, we terminated the 2011 ATM in preparation for the commencement of the 2012 ATM (defined hereafter).

On March 1, 2012, the Company and the Operating Partnership entered into distribution agreements with sales agents to sell up to 12,500,000 shares of the Company’s common stock, for up to $125,000 aggregate gross sale proceeds, from time to time in ATM offerings (the “2012 ATM”). During the year ended December 31, 2012, the Company issued 1,532,598 shares of the Company’s common stock under the 2012 ATM resulting in net proceeds to the Company of approximately $18,063, net of $369 paid to the sales agent. These proceeds were contributed to us in exchange for an equivalent number of Units and are reflected in our financial statements as a general partner contribution.

Under the terms of the ATMs, sales were made primarily in transactions that were deemed to be “at-the-market” offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

On August 8, 2008, the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) became effective. Under the terms of the DRIP, stockholders who participate may reinvest all or part of their dividends in additional common stock of the Company at a discount from the market price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock. Stockholders and non-stockholders may also purchase additional shares at a discounted price, at our discretion, when the shares are issued and sold directly by us from authorized but unissued shares of the Company’s common stock, by making optional cash payments, subject to certain dollar thresholds. During the years ended December 31, 2012 and 2011, we did not issue any shares of the Company’s common stock under the direct stock purchase component of the DRIP. During the year ended December 31, 2010, the Company issued 875,402 shares of the Company’s common stock under the direct stock purchase component of the DRIP for approximately $5,970. These proceeds were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution. The DRIP terminated effective June 9, 2012.

During the year ended December 31, 2010, 23,567 shares of common stock were awarded to certain directors. The common stock shares had a fair value of approximately $128 upon issuance. General partner units were awarded in an equivalent amounts.

The following table is a roll-forward of the General Partnership and Limited Partnership Units outstanding, including unvested general partner restricted units (see Note 14), for the three years ended December 31, 2012:

General Partnership and Limited Partnership Units Outstanding
Balance at December 31, 2009	67,235,951
Issuance of General Partner Units	6,518,736
Issuance of General Partner Restricted Units	573,198
Repurchase and Retirement of Restricted Units	(123,438)

Balance at December 31, 2010	74,204,447
Issuance of General Partner Units	17,646,586
Issuance of General Partner Restricted Units	292,339
Repurchase and Retirement of Restricted Units	(98,603)

Balance at December 31, 2011	92,044,769
Issuance of General Partner Units	11,085,905
Issuance of General Partner Restricted Units	565,137
Repurchase and Retirement of Restricted Units	(225,557)

Balance at December 31, 2012	103,470,254

Distributions

The coupon rate of our Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury CMT Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the fourth quarter of 2012, the new coupon rate was 5.285%. See Note 15 for additional derivative information related to the Series F Preferred Stock coupon rate reset.

The following table summarizes distributions declared for the past three years:

	Year Ended 2012		Year Ended 2011		Year Ended 2010
	Distribution per Unit	Total Distribution	Distribution per Unit	Total Distribution	Distribution per Unit	Total Distribution
General Partner/Limited Partner Units	$0.0000	$—	$0.0000	$—	$0.0000	$—
Series F Preferred Units	$5,455.8891	$2,728	$6,510.9028	$3,256	$6,736.1540	$3,368
Series G Preferred Units	$7,236.0000	$1,809	$7,236.0000	$1,809	$7,236.0000	$1,809
Series J Preferred Units*	$18,125.2000	$10,785	$18,125.2000	$10,875	$18,125.2000	$10,875
Series K Preferred Units	$18,125.2000	$3,625	$18,125.2000	$3,625	$18,125.2000	$3,625

*	The distribution per unit related to the redeemed preferred stock was pro-rated as discussed in the “Preferred Stock” section.

9. Supplemental Information to Statements of Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Interest Paid, Net of Capitalized Interest	$77,795	$95,527	$102,270

Capitalized Interest	$1,768	$437	$—

Income Taxes (Refunded) Paid	$(295)	$1,876	$3,663

Supplemental Schedule of Non-cash Investing and Financing Activities:
Distribution Payable on Preferred Units	$452	$4,763	$452

Exchange of Limited Partnership Units for General Partnership Units:
Limited Partnership Units	$(4,763)	$(1,109)	$(316)
General Partnership Units	4,763	1,109	316

	$—	$—	$—

Property Transfer to Lender in Satisfaction of Non-Recourse Mortgage Loan:
Net Investment in Real Estate	$—	$(3,200)	$—
Prepaid Expenses and Other Assets, Net	—	(1,987)	—
Mortgage Loan Payable, Net	—	5,040	—

Loss from Retirement of Debt	$—	$(147)	$—

Mortgage Loans Payable Assumed in Conjunction with a Property Acquisition	$12,026	$24,417	$—

Notes Receivable Issued in Conjunction with Certain Property Sales	$—	$7,029	$168

Write-off of Fully Depreciated Assets	$(39,208)	$(51,434)	$(52,203)

10. Earnings Per Unit (EPU)

The computation of basic and diluted EPU is presented below:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Numerator:
Loss from Continuing Operations	$(21,131)	$(29,051)	$(171,648)
Gain on Sale of Real Estate, Net of Income Tax Provision	3,777	918	517
Preferred Unit Distributions	(18,947)	(19,565)	(19,677)
Redemption of Preferred Units	(1,804)	—	—

Loss from Continuing Operations Available to Unitholders	$(38,105)	$(47,698)	$(190,808)

Income (Loss) from Discontinued Operations Attributable to Unitholders	$14,936	$19,171	$(50,376)

Net Loss Available to Unitholders	$(23,169)	$(28,527)	$(241,184)

Denominator:
Weighted Average Units—Basic and Diluted	96,508,801	85,913,072	68,326,604
Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.39)	$(0.56)	$(2.79)

Income (Loss) from Discontinued Operations Attributable to Unitholders	$0.15	$0.22	$(0.74)

Net Loss Available to Unitholders	$(0.24)	$(0.33)	$(3.53)

Participating securities include 288,627, 673,381 and 662,092 of unvested restricted stock awards outstanding at December 31, 2012, 2011 and 2010 respectively, which participate in non-forfeitable dividends of the Operating Partnership. Participating security holders are not obligated to share in losses, therefore, none of the net loss was allocated to participating securities for the years ended December 31, 2012, 2011 and 2010.

The number of weighted average units—diluted is the same as the number of weighted average units—basic for the years ended December 31, 2012, 2011 and 2010 as the effect of stock options and restricted unit awards (that do not participate in non-forfeitable dividends of the Company) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders. The following awards were anti-dilutive and could be dilutive in future periods:

	Number of Awards Outstanding At December 31, 2012	Number of Awards Outstanding At December 31, 2011	Number of Awards Outstanding At December 31, 2010
Non-Participating Securities:
Restricted Unit Awards	483,500	731,900	1,012,800
Options	—	25,201	98,701

11. Income Taxes

The components of income tax (provision) benefit for the years ended December 31, 2012, 2011 and 2010 are comprised of the following:

	2012	2011	2010
Current:
Federal	$(5,210)	$(622)	$(893)
State	(253)	(502)	(2,372)
Foreign	(10)	(41)	(95)
Deferred:
Federal	—	(284)	163
State	(49)	(2)	40
Foreign	—	(697)	(148)

	$(5,522)	$(2,148)	$(3,305)

Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31, 2012 and 2011:

	2012	2011
Investments in Joint Ventures	$11	$15
Prepaid Rent	13	45
Restricted Stock	5	43
Impairment of Real Estate	5,519	5,683
Foreign Net Operating Loss Carryforward	854	828
Valuation Allowance	(5,244)	(5,078)
Other	588	483

Total Deferred Tax Assets, Net of Allowance	$1,746	$2,019

Straight-line Rent	(91)	(85)
Fixed Assets	(1,666)	(1,946)
Other	(158)	(108)

Total Deferred Tax Liabilities	$(1,915)	$(2,139)

Total Net Deferred Tax Liabilities	$(169)	$(120)

A valuation allowance is recorded if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized. We do not have projections of future taxable income or other sources of taxable income in the taxable REIT subsidiaries significant enough to allow us to believe it is more likely than not that we will realize our deferred tax assets. Therefore, we have recorded a valuation allowance against our deferred tax assets. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax assets, is included in the current tax provision.

As of December 31, 2012 and 2011, we had net deferred tax liabilities of $169 and $120, after valuation allowances of $5,244 and $5,078, respectively. As of December 31, 2011 and 2010, we had net deferred tax (liabilities) assets of $(120) and $863, after valuation allowances of $5,078 and $9,301, respectively. The decrease in the valuation allowance of $4,223 from December 31, 2010 to December 31, 2011 is primarily related to a decrease in net deferred tax assets and liabilities due to the sales of property.

The income tax provision pertaining to income from continuing operations and gain on sale of real estate differs from the amounts computed by applying the applicable federal statutory rate as follows:

	2012	2011	2010
Tax Benefit (Provision) at Federal Rate Related to Continuing Operations	$557	$(2,162)	$5,141
State Tax Provision, Net of Federal Benefit (Provision)	(244)	(521)	(2,320)
Non-deductible Permanent Items, Net	32	(54)	(58)
IRS Audit Adjustment and Accrued Interest	(5,523)	—	—
Change in Valuation Allowance	(166)	1,853	(6,108)
Foreign Taxes, Net	(10)	(96)	(211)
Other	(168)	78	251

Net Income Tax Provision	$(5,522)	$(902)	$(3,305)

We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities. As of December 31, 2012, we do not have any unrecognized tax benefits.

We file income tax returns in the U.S., and various states and foreign jurisdictions. In general, the statutes of limitations for income tax returns remain open for the years 2009 through 2012. One of our taxable REIT subsidiaries which liquidated in September 2009 is currently under examination by the Internal Revenue Service (“IRS”) for 2008 and for the tax year ended September 1, 2009.

IRS Tax Settlement

On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40,418 in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. As previously reported, the IRS examination team, which is required by statute to review all refund claims in excess of $2,000 on behalf of the Joint Committee on Taxation, indicated to us that it disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. We have reached an agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income is approximately $13,700, which equates to approximately $4,806 of taxes owed. We must also pay accrued interest which was approximately $542 as of December 31, 2012. During the year ended December 31, 2012, the Operating Partnership recorded a charge of $5,348 related to the agreed-upon adjustment which is reflected as a component of income tax expense. The settlement amount is subject to final review and approval by the Joint Committee on Taxation. There can be no assurance that the settlement amount will be approved at the level we currently anticipate, nor can we provide an estimate of the timing of the final approval.

In addition, we are currently in discussions with the regional office of the IRS to determine the timing of the impact of the proposed tax settlement on the tax characterization of the distributions to the limited partners of the Operating Partnership and the stockholders of the Company which is likely to result in additional capital gain income being allocable to the limited partners of the Operating Partnership and the stockholders of the Company.

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

12. Restructuring Costs

We committed to a plan to reduce organizational and overhead costs in October 2008 and have subsequently modified that plan during 2011 and 2010 with the goal of further reducing these costs. The following summarizes our restructuring costs for each of the years ended December 31:

	2011	2010
Pre-tax Restructuring Costs:
Employee Severance and Benefits*	$—	$525
Termination of Certain Office Leases	1,200	647
Other	353	686

Total Restructuring Costs	$1,553	$1,858

	2012	2011	2010
Included in Accounts Payable, Accrued Expenses and Other Liabilities, Net Related to Lease Payments and Other Costs Incurred But Not Yet Paid as of December 31,	$1,464	$1,959	$1,574

*	Includes $0 and $156, respectively, of non-cash costs which represents the accelerated recognition of restricted stock expense for certain employees for the years ended December 31, 2011 and 2010.

13. Future Rental Revenues

Our properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2012 are approximately as follows:

2013	$212,062
2014	179,185
2015	146,115
2016	114,041
2017	89,781
Thereafter	296,832

Total	$1,038,016

14. Stock Based Compensation

The Company maintains five stock incentive plans, (the “Stock Incentive Plans”) which are administered by the Company’s Compensation Committee of the Board of Directors. There are 11,500,000 shares of the Company’s common stock authorized for issuance under the Stock Incentive Plans. Only officers, certain employees, the Company’s Independent Directors and our affiliates generally are eligible to participate in the Stock Incentive Plans.

The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock/unit awards (including awards subject to performance conditions), and (iv) dividend equivalent rights. The exercise price of the stock options is determined by the Company’s Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Consolidated Operating Partnership. As of December 31, 2012, awards covering 1,376,144 shares of common stock were available to be granted under the Stock Incentive Plans.

Stock option transactions for the year ended December 31, 2012 are summarized as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	25,201	$31.57	$—
Expired	(25,201)	$31.57

Outstanding at December 31, 2012	—

In September 1994, the Company’s Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company’s 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but are not required to make, matching contributions. For the years ended December 31, 2012, 2011 and 2010, matching contributions of $284, $197 and $194, respectively, were recorded.

For the years ended December 31, 2012, 2011 and 2010, we awarded 565,137, 292,339 and 573,198 shares, respectively, of restricted stock/unit awards to certain employees which had a fair value of approximately $7,065, $3,248 and $3,336, respectively, on the date of approval by the Compensation Committee of the Board of Directors and/or the Board of Directors. The restricted stock/unit awards generally vest over a period of three to four years. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.

For the years ended December 31, 2012, 2011 and 2010, we recognized $8,559, $3,759 and $6,040 in restricted stock amortization related to restricted stock and unit awards, of which $21, $0 and $0, respectively, was capitalized in connection with development activities. At December 31, 2012, we had $3,282 in unrecognized compensation related to unvested restricted stock and unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.90 years.

Restricted stock and unit award transactions for the year ended December 31, 2012 are summarized as follows:

	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,405,281	$7.00
Issued	565,137	$12.50
Forfeited	(17,433)	$10.92
Vested	(1,180,858)	$9.57

Outstanding at December 31, 2012	772,127	$7.02

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

Our Series F Preferred Units are subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury CMT Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the fourth quarter of 2012, the new coupon rate was 5.285%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Units (the “Series F Agreement”). This Series F Agreement fixes the 30-year U.S. Treasury rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark-to-market gains or losses related to this agreement are recorded in the statement of operations. For the years ended December 31, 2012 and 2011, losses of $328 and $1,718, respectively, are recognized as Mark-to-Market Loss on Interest Rate Protection Agreements. Quarterly payments are treated as a component of the mark-to-market gains or losses and totaled $1,169 and $574 for the years ended December 31, 2012 and 2011, respectively.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income (“OCI”) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we will amortize approximately $2,421 into net income (loss) by increasing interest expense for interest rate protection agreements we settled in previous periods.

The following is a summary of the terms of our derivatives and their fair values, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheets:

Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	Fair Value As of December 31, 2012	Fair Value As of December 31, 2011
Derivatives Not Designated as Hedging Instruments:
Series F Agreement*	$50,000	5.2175%	October 2008	October 1, 2013	$(826)	$(1,667)

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of December 31, 2012 and 2011, the outstanding payable was $305 and $280, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statement of operations and the statement of OCI for the years ended December 31, 2012 and 2011:

		Year Ended
Interest Rate Products	Location on Statement	December 31, 2012	December 31, 2011
Amortization Reclassified from OCI into Income (Loss)	Interest Expense	$(2,271)	$(2,166)

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

The following table sets forth our financial liabilities that are accounted for at fair value on a recurring basis as of December 31, 2012 and 2011:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Series F Agreement at December 31, 2012	$(826)	—	—	$(826)
Series F Agreement at December 31, 2011	$(1,667)	—	—	$(1,667)

The following table presents the quantitative information about the Level 3 fair value measurements at December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range
Series F Agreement	$(826)	Discounted Cash Flow	Long Dated Treasuries (A)	2.82% - 2.91%
			Own Credit Risk (B)	0.98% - 1.59%

(A)	Represents the forward 30 year Treasury CMT Rate.
(B)	Represents credit default swap spread curve used in the valuation analysis.

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

The following table presents a reconciliation of our liabilities classified as Level 3 at December 31, 2012 and 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Ending Liability Balance at December 31, 2010	$(523)
Total Unrealized Losses:
Mark-to-Market on Series F Agreement	(1,144)

Ending Liability Balance at December 31, 2011	$(1,667)
Total Unrealized Gains:
Mark-to-Market on Series F Agreement	841

Ending Liability Balance at December 31, 2012	$(826)

16. Related Party Transactions

At December 31, 2012 and 2011, we had payable balances of $3,761 and $8,424, respectively, to wholly owned entities of the Company.

17. Commitments and Contingencies

In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.

Seven properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price in excess of our depreciated cost of the asset. We have no notice of any exercise of any tenant purchase option.

At December 31, 2012, we had an outstanding letter of credit and performance bonds in the aggregate amount of $9,546.

At December 31, 2012, we have committed to the development of two industrial buildings totaling approximately 0.8 million square feet of GLA. The estimated total construction costs as of December 31, 2012, are approximately $73,451 (unaudited). Of this amount, approximately $23,683 (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

Ground and Operating Lease Agreements

For the years ended December 31, 2012, 2011 and 2010, we recognized $1,565, $1,955 and $3,047, respectively, in operating and ground lease expense.

Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which we are the lessee as of December 31, 2012 are as follows:

2013	$2,090
2014	1,790
2015	1,673
2016	1,702
2017	1,732
Thereafter	26,938

Total*	$35,925

*	Minimum rental payments have not been reduced by minimum sublease rentals of $8,339 due in the future under non-cancelable subleases.

18. Subsequent Events

From January 1, 2013 to February 28, 2013, we sold one industrial property and one land parcel for approximately $2,565. Additionally, we acquired one land parcel for a purchase price of $6,250, excluding costs incurred in conjunction with the acquisition.

From January 1, 2013 to February 28, 2013, we repurchased and retired $4,000 of our senior unsecured notes maturing in 2028 for a payment of $4,565.

The Board of Directors of the Company approved a first quarter 2013 common distribution of $0.085 per unit for unitholders of record on March 29, 2013 with a payable date of April 15, 2013. The effective record date will be March 28, 2013 as March 29, 2013 is a New York Stock Exchange holiday. The Board of Directors also approved a first quarter 2013 preferred unit distribution of $0.45313 per depositary unit related to both the Series J and the Series K Preferred Units for preferred unitholders of record on March 15, 2013, a first quarter 2013 preferred unit distribution of $13.3125 per depositary unit related to the Series F Preferred Units for preferred unitholders of record on March 29, 2013 and a first quarter 2013 preferred unit distribution of $36.18 per depositary unit related to the Series G Preferred Units for preferred unitholders of record on March 29, 2013. All first quarter 2013 preferred distributions are payable on April 1, 2013.

19. Quarterly Financial Information (unaudited)

The following tables summarize our quarterly financial information. The first, second and third fiscal quarters of 2012 and all fiscal quarters in 2011 have been revised in accordance with guidance on accounting for discontinued operations.

Net (Loss) Income Available to Unitholders and Participating Securities and basic and diluted EPU from Net (Loss) Income Available to Unitholders have not been affected.

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$70,825	$72,047	$70,266	$74,397
Equity in Income of Other Real Estate Partnerships	1,098	2,468	1,946	2,244
Equity in Income of Joint Ventures	91	37	28	1,403
Loss from Continuing Operations	(5,113)	(12,843)	(72)	(3,103)
Income from Discontinued Operations	6,217	2,499	5,488	732
Gain on Sale of Real Estate	—	—	3,777	—

Net Income (Loss)	1,104	(10,344)	9,193	(2,371)
Preferred Unit Distributions	(4,762)	(4,798)	(4,725)	(4,662)
Redemption of Preferred Units	—	—	—	(1,804)

Net (Loss) Income Available	$(3,658)	$(15,142)	$4,468	$(8,837)
Income from Discontinued Operations Allocable to Participating Securities	—	—	(34)	—

Net (Loss) Income Available to Unitholders	$(3,658)	$(15,142)	$4,434	$(8,837)

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(0.11)	$(0.19)	$(0.01)	$(0.09)

Income from Discontinued Operations Attributable to Unitholders	$0.07	$0.03	$0.06	$0.01

Net (Loss) Income Available to Unitholders	$(0.04)	$(0.16)	$0.05	$(0.09)

Weighted Average Units Outstanding—Basic and Diluted	91,811	93,106	98,432	102,599

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$69,324	$68,796	$68,122	$69,928
Equity in Income of Other Real Estate Partnerships	4,855	2,852	1,878	2,306
Equity in Income of Joint Ventures	36	99	772	73
Loss from Continuing Operations	(5,966)	(2,934)	(11,517)	(8,634)
Income from Discontinued Operations, Net of Income Tax (Provision) Benefit	1,565	2,846	6,088	8,672
Gain on Sale of Real Estate, Net of Income Tax Provision	—	—	918	—

Net (Loss) Income	(4,401)	(88)	(4,511)	38
Preferred Unit Distributions	(4,927)	(4,947)	(4,928)	(4,763)

Net Loss Available to Unitholders	$(9,328)	$(5,035)	$(9,439)	$(4,725)

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(0.14)	$(0.09)	$(0.17)	$(0.15)

Income from Discontinued Operations Attributable to Unitholders	$0.02	$0.03	$0.07	$0.10

Net Loss Available to Unitholders	$(0.12)	$(0.06)	$(0.10)	$(0.05)

Weighted Average Units Outstanding—Basic and Diluted	76,002	85,029	91,196	91,200

Report of Independent Registered Public Accounting Firm

To the Partners of

First Industrial Pennsylvania, L.P:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in partners’ capital and cash flows present fairly, in all material respects, the financial position of First Industrial Pennsylvania, L.P. and its subsidiaries at December 31, 2012 and December 31 2011, and the results of their operations and their cash flows for the years ended December 31, 2012 and December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of First Industrial Pennsylvania, L.P’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2013

FIRST INDUSTRIAL PENNSYLVANIA, L.P.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Assets:
Investment in Real Estate:
Land	$47,665	$39,839
Buildings and Improvements	71,983	65,321
Construction in Progress	6,840	1,298
Less: Accumulated Depreciation	(22,096)	(16,756)

Net Investment in Real Estate	104,392	89,702

Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $0 and $1,911	—	5,753
Cash and Cash Equivalents	371	613
Tenant Accounts Receivable, Net	167	137
Related Party Notes Receivable	142,982	131,908
Deferred Rent Receivable, Net	2,780	2,459
Deferred Financing Costs, Net	242	285
Deferred Leasing Intangibles, Net	2,764	3,288
Prepaid Expenses, Accrued Interest Income and Other Assets, Net	1,480	3,016

Total Assets	$255,178	$237,161

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$34,845	$35,471
Accounts Payable, Accrued Expenses and Other Liabilities	3,264	708
Deferred Leasing Intangibles, Net	58	139
Rents Received in Advance and Security Deposits	1,195	1,047

Total Liabilities	39,362	37,365

Commitments and Contingencies	—	—
Partners’ Capital	215,816	199,796

Total Liabilities and Partners’ Capital	$255,178	$237,161

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL PENNSYLVANIA, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010 (Unaudited)
	(In thousands)
Revenues:
Rental Income	$10,138	$10,204	$10,924
Tenant Recoveries and Other Income	2,922	3,063	2,748

Total Revenues	13,060	13,267	13,672

Expenses:
Property Expenses	3,451	3,280	3,295
Impairment of Real Estate	—	(595)	3,589
Depreciation and Other Amortization	4,811	4,104	4,133

Total Expenses	8,262	6,789	11,017

Other Income (Expense):
Related Party Interest Income and Facility Fee Income	7,825	11,679	14,962
Interest Expense	(1,506)	(1,431)	(407)
Amortization of Deferred Financing Costs	(43)	(34)	(11)
Foreign Currency Remeasurement (Loss) Gain	—	(658)	777

Total Other Income (Expense)	6,276	9,556	15,321
Income from Continuing Operations	11,074	16,034	17,976
Discontinued Operations:
Loss Attributable to Discontinued Operations	—	—	(34)
Gain on Sale of Real Estate	—	500	845

Income from Discontinued Operations	—	500	811
Gain on Sale of Real Estate	—	44	—

Net Income	$11,074	$16,578	$18,787

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL PENNSYLVANIA, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Total
(In thousands)
Balance at December 31, 2009	$386,929
Contributions (Unaudited)	32,013
Distributions (Unaudited)	(105,634)
Net Income (Unaudited)	18,787

Balance at December 31, 2010 (Unaudited)	$332,095
Contributions	16,020
Distributions	(164,897)
Net Income	16,578

Balance at December 31, 2011	$199,796
Contributions	33,938
Distributions	(28,992)
Net Income	11,074

Balance at December 31, 2012	$215,816

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL PENNSYLVANIA, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010 (Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,074	$16,578	$18,787
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	3,927	2,771	2,976
Amortization of Deferred Financing Costs	43	34	11
Other Amortization	879	1,377	1,228
Impairment of Real Estate	—	(595)	3,589
Foreign Currency Remeasurement Loss (Gain)	—	658	(777)
Provision for (Reversal of) Bad Debt	22	(11)	6
Gain on Sale of Real Estate	—	(544)	(845)
Decrease in Tenant Accounts Receivable, Prepaid Expenses, Accrued Interest Income and Other Assets, Net	1,444	1,503	3,152
Increase in Deferred Rent Receivable	(196)	(348)	(636)
Increase (Decrease) in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	67	69	(84)

Net Cash Provided by Operating Activities	17,260	21,492	27,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate	(6,887)	—	—
Additions to Investment in Real Estate and Lease Costs	(3,861)	(3,351)	(1,724)
Net Proceeds from Sales of Investment in Real Estate	—	1,054	1,458
Repayments of Related Party Notes Receivable	9,699	112,186	52,561
Funding of Related Party Notes Receivable	(20,773)	(5,299)	(14,757)

Net Cash (Used in) Provided by Investing Activities	(21,822)	104,590	37,538

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions	33,938	16,020	32,013
Distributions	(28,992)	(164,897)	(105,634)
Debt Issuance Costs	—	(188)	(80)
Proceeds from Origination of Mortgage Loans Payable	—	22,898	9,085
Repayments on Mortgage Loans Payable	(626)	(413)	(77)

Net Cash Provided by (Used in) Financing Activities	4,320	(126,580)	(64,693)

Net (Decrease) Increase in Cash and Cash Equivalents	(242)	(498)	252
Cash and Cash Equivalents, Beginning of Year	613	1,111	859

Cash and Cash Equivalents, End of Year	$371	$613	$1,111

The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL PENNSYLVANIA, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

1.	Organization and Formation of Partnership

First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) with an approximate 95.5% and 94.3% partnership interest at December 31, 2012 and 2011, respectively. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 4.5% and 5.7% interest in the Operating Partnership at December 31, 2012 and 2011, respectively.

The Operating Partnership owns a 99.72% limited partnership interest in First Industrial Pennsylvania, L.P. The general partner of First Industrial Pennsylvania, L.P. is a separate corporation, with a 0.28% general partnership interest in First Industrial Pennsylvania, L.P. The general partner of First Industrial Pennsylvania, L.P. is a wholly-owned subsidiary of the Company.

As of December 31, 2012, First Industrial Pennsylvania, L.P. owned 17 industrial properties, containing an aggregate of approximately 2.1 million square feet of GLA and several land parcels aggregating to 353 acres. Two separate land parcels, aggregating to 237 acres, are leased to a tenant under non-cancelable ground leases.

Profits, losses and distributions of First Industrial Pennsylvania, L.P. are allocated to the general partner and the limited partner in accordance with the provisions contained within the restated and amended partnership agreement.

Any references to the number of buildings, square footage or acreage in the financial statement footnotes are unaudited.

2.	Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements at December 31, 2012 and 2011 and for each of the years ended December 31, 2012, 2011 and 2010 include the accounts and operating results of First Industrial Pennsylvania, L.P. and its wholly owned subsidiaries.

In order to conform with generally accepted accounting principles, management, in preparation of First Industrial Pennsylvania, L.P.’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2012 and 2011, and the reported amounts of revenues and expenses for each of the years ended December 31, 2012, 2011 and 2010. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

Investment in Real Estate and Depreciation

Investment in Real Estate is carried at cost, less accumulated depreciation and amortization. First Industrial Pennsylvania, L.P. reviews its properties on a continuous basis for impairment and provides a provision if impairments exist. To determine if an impairment may exist, First Industrial Pennsylvania, L.P. reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy or decline in general market conditions). If further assessment of recoverability is needed, First Industrial Pennsylvania, L.P. estimates the future net cash flows expected to result from the use of the property and its eventual disposition on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property on an individual property basis, First Industrial Pennsylvania, L.P. will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, First Industrial Pennsylvania, L.P. ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and as a result, First Industrial Pennsylvania, L.P. decides not to sell a property previously classified as held for sale, First Industrial Pennsylvania, L.P. will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. First Industrial Pennsylvania, L.P. classifies properties as held for sale when all criteria within the Financial Accounting Standards Board’s (the “FASB”) guidance on the impairment or disposal of long-lived assets are met.

Interest costs, real estate taxes, compensation costs of development personnel and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date the property is substantially completed. Upon substantial completion, First Industrial Pennsylvania, L.P. reclassifies construction in progress to building, tenant improvement and leasing commissions. Such costs begin to be capitalized to the development projects from the point First Industrial Pennsylvania, L.P. is undergoing necessary activities to get the development ready for its intended use and ceases when the development projects are substantially completed and held available for occupancy.

Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	7 to 40
Land Improvements	7 to 20

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

Upon acquisition of a property, First Industrial Pennsylvania, L.P. allocates the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases and tenant relationships. First Industrial Pennsylvania, L.P. allocates the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases. The above market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases, and the below market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below market fixed rate renewal options of the respective leases.

The purchase price is further allocated to in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and First Industrial Pennsylvania, L.P.’s overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included as components of Deferred Leasing Intangibles, Net are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and other amortization expense. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases, the in-place lease value and tenant relationships is immediately written off.

Deferred Leasing Intangibles, net of accumulated amortization included in First Industrial Pennsylvania, L.P.’s total assets and total liabilities consist of the following:

	December 31, 2012	December 31, 2011
In-Place Leases	$1,188	$1,448
Above Market Leases	1,042	1,108
Tenant Relationships	534	732

Total included in Total Assets, Net of $2,098 and $2,629 of Accumulated Amortization	$2,764	$3,288

Below Market Leases	$58	$139

Total included in Total Liabilities, Net of $346 and $510 of Accumulated Amortization	$58	$139

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles was $458, $974 and $727 (unaudited) for the years ended December 31, 2012, 2011 and 2010, respectively. Rental revenues increased (decreased) by $15, $(34) and $(59) (unaudited) related to amortization of above/(below) market leases for the years ended December 31, 2012, 2011 and 2010, respectively. First Industrial Pennsylvania, L.P. will recognize net amortization expense related to the deferred leasing intangibles over the next five years, for properties owned as of December 31, 2012 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Decrease to Rental Revenues Related to Above and Below Market Leases
2013	$275	$8
2014	$199	$66
2015	$182	$66
2016	$138	$66
2017	$124	$66

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $91 and $48 at December 31, 2012 and 2011, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.

Foreign Currency Remeasurements

At December 31, 2010, First Industrial Pennsylvania, L.P. held a related party note receivable denominated in Canadian dollars for which the functional currency was determined to be the US dollar. The note receivable was remeasured against the US dollar at the balance sheet date and the resulting translation adjustment was included in the consolidated statements of operations.

Revenue Recognition

Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as revenues in the same period the related expenses are incurred by First Industrial Pennsylvania, L.P.

Revenue is generally recognized on payments received from tenants for early lease terminations upon the effective termination of a tenant’s lease and when First Industrial Pennsylvania, L.P. has no further obligations under the lease.

Interest income on the related party notes receivable is recognized based on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected.

First Industrial Pennsylvania, L.P. provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $24 and $22 as of December 31, 2012 and 2011, respectively. For accounts receivable First Industrial Pennsylvania, L.P. deems uncollectible, First Industrial Pennsylvania, L.P. uses the direct write-off method.

Gain on Sale of Real Estate

Gain on sale of real estate is recognized using the full accrual method, when appropriate. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are written off with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by First Industrial Pennsylvania, L.P. after completion of each sale are accrued and included in the determination of the gain on sales.

Related Party Notes Receivable

Related Party Notes Receivable are comprised of a revolving secured note receivable and a revolving unsecured note receivable. The notes receivable are recorded at fair value at the time of issuance. Interest income is accrued as earned. Notes receivable are considered past due when a contractual payment is not remitted in accordance with the terms of the note agreement. On a quarterly basis, First Industrial Pennsylvania, L.P. evaluates the collectability of each note receivable based on various factors which may include payment history, expected fair value of the collateral, to the extent applicable, on the loan and internal credit information. A loan is considered impaired when, based upon current information and events, it is probable that First Industrial Pennsylvania, L.P. will be unable to collect all amounts due under the existing contractual terms. When a loan is considered impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the note receivable to the present value of expected future cash flows. Since the majority of First Industrial Pennsylvania, L.P.’s notes receivable are collateralized by a first mortgage, the loans have risk characteristics similar to the risks in owning commercial real estate.

Fair Value of Financial Instruments

First Industrial Pennsylvania, L.P.’s financial instruments include tenant accounts receivable, net, related party notes receivable, accounts payable, other accrued expenses and mortgage loans payable. The fair values of tenant accounts receivable, net, accounts payable and other accrued expenses approximate their carrying or contract values. See Note 5 for the fair values of the mortgage loans payable and see Note 3 for the fair value of the related party notes receivable.

Discontinued Operations

The FASB’s guidance on financial reporting for the disposal of long lived assets requires that the results of operations and gains or losses on the sale of property or property held for sale be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of First Industrial Pennsylvania, L.P. as a result of the disposal transaction and (b) First Industrial Pennsylvania, L.P. will not have any significant continuing involvement in the operations of the property after the disposal transaction. The guidance also requires prior period results of operations for these properties to be reclassified and presented in discontinued operations in prior consolidated statements of operations.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements and Disclosures (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles related to measuring fair value and requires additional disclosures about fair value measurements. Specifically, the guidance provides that the concepts of highest and best use and valuation premise in a fair value measurement are only relevant when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets and liabilities. Required disclosures are expanded under the new guidance, especially for fair value measurements that are categorized within Level 3 of the fair value hierarchy, for which quantitative information about the unobservable inputs used, and a narrative description of the valuation processes in place and sensitivity of recurring Level 3 measurements to changes in unobservable inputs are required. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is to be applied prospectively. The adoption of this guidance did not have a material impact on First Industrial Pennsylvania, L.P.’s financial statements.

3.	Related Party Notes Receivable

On July 1, 2009, the Operating Partnership contributed and assigned to First Industrial Pennsylvania, L.P. title and interest in a revolving secured note receivable (the “Related Party Secured Note Receivable”) in exchange for an increased ownership interest in First Industrial Pennsylvania, L.P. Concurrent with the contribution on July 1, 2009, the terms of the Related Party Secured Note Receivable were restated and amended. The Related Party Secured Note Receivable has a lending capacity of $550,000, subject to certain restrictions, earns interest at a variable rate equal to the Bank Prime Rate plus 2% and matured on September 1, 2012. On September 1, 2012, First Industrial Pennsylvania, L.P. amended and restated the Related Party Secured Note Receivable. The amendment extended the maturity date of the Related Party Secured Note Receivable to September 1, 2015 and amended the variable interest rate to be equal to the one month term LIBOR rate, as of two business days prior to each calendar month end, plus 2.60%. The Related Party Secured Note Receivable also earns a quarterly facility fee equal to 0.25% per annum of $550,000. The borrowers on the Related Party Secured Note Receivable are two subsidiaries of the Operating Partnership (the “Related Party Borrowers”). The Related Party Borrowers are 100% directly or indirectly owned by the Operating Partnership. As of December 31, 2012, the Related Party Secured Note Receivable was collateralized by industrial properties with a net carrying value of $153,493.

On July 1, 2009, the Operating Partnership also contributed and assigned to First Industrial Pennsylvania, L.P. title and interest in a revolving unsecured note receivable (the “Related Party Unsecured Note Receivable”) in exchange for an increased ownership interest in First Industrial Pennsylvania, L.P. Concurrent with the contribution on July 1, 2009, the terms of the Related Party Unsecured Note Receivable were restated and amended. The Related Party Unsecured Note Receivable allows for a lending capacity of $100,000 and allows for loans in Canadian dollars. All loans denominated in US dollars earn interest at a variable rate equal to the Bank Prime Rate plus 3.0% and all loans denominated in Canadian dollars earn interest at a variable rate equal to the CDOR rate plus 3.0%. The Related Party Unsecured Note Receivable matured on July 1, 2012. The Related Party Borrowers are the borrowers on the Related Party Unsecured Note Receivable.

At December 31, 2012 and 2011, the fair value of the Related Party Secured Note Receivable was $145,201 and $130,921, respectively. The carrying value of the Related Party Unsecured Note Receivable was $0 at December 31, 2011. The fair value of the Related Party Secured Note Receivable was determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities.

4.	Investment in Real Estate

Acquisition

In 2012, First Industrial Pennsylvania, L.P. acquired one land parcel. The purchase price of the land parcel was approximately $6,691, excluding costs incurred in conjunction with the acquisition of the land parcel.

Sales and Discontinued Operations

In 2010, First Industrial Pennsylvania, L.P. sold one industrial property comprising approximately 0.02 million square feet of GLA. Gross proceeds from the sale of the one industrial property was approximately $1,700 (unaudited). The one industrial property meets the criteria to be included in discontinued operations. Therefore, the results of operations and gain on sale of real estate of $845 (unaudited) for the one sold industrial property is included in discontinued operations.

In 2011, First Industrial Pennsylvania, L.P. sold one industrial property comprising approximately 0.01 million square feet of GLA. Gross proceeds from the sale of the one industrial property was approximately $1,150. The one industrial property meets the criteria to be included in discontinued operations. Therefore, the results of operations and gain on sale of real estate of $500 for the one sold industrial property is included in discontinued operations.

In 2012, First Industrial Pennsylvania, L.P. did not sell any industrial properties.

The following table discloses certain information regarding the industrial properties included in discontinued operations by First Industrial Pennsylvania, L.P. for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010 (unaudited)
Total Revenues	$—	$10
Property Expenses	—	(42)
Depreciation and Amortization	—	(2)
Gain on Sale of Real Estate	500	845

Income from Discontinued Operations	$500	$811

Impairment Charges

During the years ended December 31, 2011 and 2010, First Industrial Pennsylvania, L.P. recorded the following net non-cash impairment charges:

	Year Ended December 31, 2011	Year Ended December 31, 2010 (unaudited)
Operating Properties—Held for Use	$—	$1,781
Land Parcels—Held for Use	(595)	1,808

Impairment—Continuing Operations	$(595)	$3,589

During October, 2010, certain properties were identified as properties that First Industrial Pennsylvania, L.P. wanted to sell. The holding period for the pool of real estate assets was reassessed and as such, it was determined that one industrial property and one land parcel were impaired. An aggregate impairment charge of $3,589 (unaudited) for the year ended December 31, 2011 was recorded.

The net impairment charges for assets that qualify to be classified as held for sale are calculated as the difference of the carrying value of the property or land parcel over the fair value less costs to sell. On the date an asset no longer qualifies to be classified as held for sale, the carrying value must be reestablished at the lower of the estimated fair market value of the asset or the carrying value of the asset prior to held for sale classification, adjusted for any depreciation and amortization that would have been recorded if the asset had not been classified as held for sale. The impairment reversal of $595 recorded during the year ended December 31, 2011 was due to the reversal of estimated closing costs related to the land parcel that no longer met the criteria to be classified as held for sale at December 31, 2011. Catch-up depreciation and amortization has been recorded during the year ended December 31, 2011 related to the industrial property that no longer met the criteria to be classified as held for sale.

The accounting guidance for the fair value measurement provisions for the impairment of long lived assets recorded at fair value establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair market values were determined using widely accepted valuation techniques including discounted cash flow analyses using expected cash flows and internal valuations of real estate.

For the one industrial property , the most significant assumptions used in the discounted cash flow analyses included the discount rate, projected occupancy levels, market rental rates, capital expenditures and the terminal capitalization rate. For the valuation of the land parcel, management reviewed and considered older comparable transactions and adjusted upward or downward to reflect management’s assumptions about current market conditions.

The impairment reversal recorded during the year ended December 31, 2011, represents fair value measurements recorded on a non-recurring basis. The valuation techniques utilized by management to determine the fair value measurements would be considered Level 3 in the fair value hierarchy. Both assets are recorded at carrying value at December 31, 2011.

5.	Indebtedness

	Outstanding Balance at		Interest Rate at December 31, 2012	Effective Interest Rate at Issuance	Maturity Date

	December 31, 2012	December 31, 2011
Mortgage Loans Payable	$34,845	$35,471	4.45% – 7.50%	4.45% – 7.50%	May 2016 – October 2020

During the year ended December 31, 2011, First Industrial Pennsylvania, L.P. originated the following mortgage loans:

Mortgage Financing	Loan Principal	Interest Rate	Origination Date	Maturity Date	Amortization Period	Number of Industrial Properties Collateralizing Mortgage	GLA (Inmillions)	Property Carrying Value at December 31, 2011
I-II	$22,898	4.45%	May 2, 2011	June 2018	30-year	3	0.7	$22,398

For Mortgage Financings I and II, principal prepayments are prohibited for 12 months after loan origination, after which prepayment premiums are calculated at the greater of yield maintenance or 1% of the outstanding balance.

As of December 31, 2012, mortgage loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $33,541. First Industrial Pennsylvania, L.P. believes it was in compliance with all covenants relating to mortgage loans payable as of December 31, 2012.

The following is a schedule of the stated maturities and scheduled principal payments of mortgage loans payable for the next five years ending December 31, and thereafter:

Amount
2013	$657
2014	690
2015	725
2016	2,203
2017	754
Thereafter	29,816

Total	$34,845

At December 31, 2012 and 2011, the fair value of mortgage loans payable was as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable	$34,845	$36,655	$35,471	$36,804

The fair values of the mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities.

6.	Supplemental Information to Statements of Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010 (unaudited)
Interest Paid, Net of Capitalized Interest	$1,509	$1,350	$351

Capitalized Interest	$228	$—	$—

Write-off of Fully Depreciated Assets	$(2,048)	$(3,369)	$(1,361)

7.	Future Rental Revenues

First Industrial Pennsylvania, L.P.’s properties are leased to tenants under net and semi-net operating leases. Minimum lease payments, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2012 are approximately as follows:

2013	$8,660
2014	5,320
2015	4,220
2016	3,096
2017	2,595
Thereafter	28,168

Total	$52,059

Credit Risk

For the years ended December 31, 2012, 2011 and 2010, ADESA accounted for 21.9%, 21.7% and 20.3% (unaudited) of rental revenues.

8.	Related Party Transactions

At December 31, 2012 and 2011, First Industrial Pennsylvania, L.P. had receivable balances of $143,287 and $133,695, respectively, from wholly owned entities of the Company and the Operating Partnership. The receivable balances include the related party notes receivable and accrued interest income.

9.	Commitments and Contingencies

In the normal course of business, First Industrial Pennsylvania, L.P. is involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, operations or liquidity of First Industrial Pennsylvania, L.P.

At December 31, 2012, First Industrial Pennsylvania, L.P. has committed to the development of one industrial building totaling approximately 0.7 million square feet of GLA. The estimated total construction costs as of December 31, 2012, are approximately $34,272 (unaudited). Of this amount, approximately $22,110 (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

10.	Subsequent Events

Subsequent events were evaluated through February 28, 2013 and it was determined that there were no events that required disclosure within these financial statements.

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As Of December 31, 2012

Building Address		Location (City/State)	(a) Encumbrances	(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion	Gross Amount Carried At Close of Period 12/31/12			Accumulated Depreciation 12/31/2012	Year Acquired/ Constructed	Depreciable Lives (Years)
				Land	Buildings and Improvements	and Valuation Provision	Land	Building and Improvements	Total
			(In thousands)
Atlanta
1650 Highway 155		McDonough, GA	—	788	4,544	(1,196)	365	3,771	4,136	2,179	1994	(l	)
1665 Dogwood		Conyers, GA	—	635	3,662	810	635	4,472	5,107	1,962	1994	(l	)
1715 Dogwood		Conyers, GA	—	288	1,675	801	228	2,536	2,764	949	1994	(l	)
11235 Harland Drive		Covington, GA	—	125	739	164	125	903	1,028	395	1994	(l	)
4051 Southmeadow Parkway		Atlanta, GA	—	726	4,130	866	726	4,996	5,722	2,110	1994	(l	)
4071 Southmeadow Parkway		Atlanta, GA	—	750	4,460	1,919	828	6,301	7,129	2,778	1994	(l	)
4081 Southmeadow Parkway		Atlanta, GA	—	1,012	5,918	1,654	1,157	7,427	8,584	3,189	1994	(l	)
5570 Tulane Dr	(d)	Atlanta, GA	2,326	527	2,984	1,142	546	4,107	4,653	1,442	1996	(l	)
955 Cobb Place		Kennesaw, GA	2,960	780	4,420	722	804	5,118	5,922	1,942	1997	(l	)
1256 Oakbrook Drive		Norcross, GA	1,236	336	1,907	229	339	2,133	2,472	567	2001	(l	)
1265 Oakbrook Drive		Norcross, GA	1,153	307	1,742	257	309	1,997	2,306	568	2001	(l	)
1280 Oakbrook Drive		Norcross, GA	1,154	281	1,592	266	283	1,856	2,139	508	2001	(l	)
1300 Oakbrook Drive		Norcross, GA	1,665	420	2,381	285	423	2,663	3,086	760	2001	(l	)
1325 Oakbrook Drive		Norcross, GA	1,328	332	1,879	249	334	2,126	2,460	535	2001	(l	)
1351 Oakbrook Drive		Norcross, GA	—	370	2,099	(949)	146	1,374	1,520	631	2001	(l	)
1346 Oakbrook Drive		Norcross, GA	—	740	4,192	(708)	352	3,872	4,224	1,506	2001	(l	)
3060 South Park Blvd		Ellenwood, GA	—	1,600	12,464	2,135	1,604	14,595	16,199	3,970	2003	(l	)
Greenwood Industrial Park		McDonough, GA	4,517	1,550	—	7,485	1,550	7,485	9,035	1,572	2004	(l	)
46 Kent Drive		Cartersville GA	1,755	794	2,252	6	798	2,254	3,052	641	2005	(l	)
100 Dorris Williams		Villa Rica GA	—	401	3,754	(698)	406	3,051	3,457	632	2005	(l	)
605 Stonehill Drive		Atlanta, GA	1,539	485	1,979	(23)	490	1,951	2,441	1,338	2005	(l	)
6514 Warren Drive		Norcross, GA	—	510	1,250	91	513	1,338	1,851	325	2005	(l	)
6544 Warren Drive		Norcross, GA	—	711	2,310	297	715	2,603	3,318	687	2005	(l	)
5356 E. Ponce De Leon		Stone Mountain, GA	2,752	604	3,888	501	610	4,383	4,993	1,692	2005	(l	)
5390 E. Ponce De Leon		Stone Mountain, GA	—	397	1,791	(10)	402	1,776	2,178	530	2005	(l	)
195 & 197 Collins Boulevard		Athens, GA	—	1,410	5,344	(1,742)	989	4,023	5,012	2,831	2005	(l	)
1755 Enterprise Drive		Buford, GA	1,522	712	2,118	18	716	2,132	2,848	678	2006	(l	)
4555 Atwater Court		Buford, GA	2,475	881	3,550	460	885	4,006	4,891	1,326	2006	(l	)
80 Liberty Industrial Parkway		McDonough, GA	—	756	3,695	(1,199)	467	2,785	3,252	859	2007	(l	)
596 Bonnie Valentine		Pendergrass, GA	—	2,580	21,730	2,766	2,594	24,482	27,076	4,458	2007	(l	)
11415 Old Roswell Road		Alpharetta, GA	—	2,403	1,912	388	2,428	2,275	4,703	610	2008	(l	)
Baltimore
1820 Portal		Baltimore, MD	—	884	4,891	1,551	899	6,427	7,326	1,966	1998	(l	)
9700 Martin Luther King Hwy		Lanham, MD	—	700	1,920	529	700	2,449	3,149	837	2003	(l	)
9730 Martin Luther King Hwy		Lanham, MD	—	500	955	388	500	1,343	1,843	436	2003	(l	)
4621 Boston Way		Lanham, MD	—	1,100	3,070	390	1,100	3,460	4,560	1,019	2003	(l	)
4720 Boston Way		Lanham, MD	—	1,200	2,174	604	1,200	2,778	3,978	773	2003	(l	)
22520 Randolph Drive		Dulles, VA	7,393	3,200	8,187	(850)	3,208	7,329	10,537	1,344	2004	(l	)
22630 Dulles Summit Court		Dulles, VA	—	2,200	9,346	(820)	2,206	8,520	10,726	1,593	2004	(l	)
4201 Forbes Boulevard		Lanham, MD	—	356	1,823	341	375	2,145	2,520	630	2005	(l	)
4370-4383 Lottsford Vista Road		Lanham, MD	—	279	1,358	74	296	1,415	1,711	349	2005	(l	)
4400 Lottsford Vista Road		Lanham, MD	—	351	1,955	303	372	2,237	2,609	537	2005	(l	)
4420 Lottsford Vista Road		Lanham, MD	—	539	2,196	146	568	2,313	2,881	639	2005	(l	)
11204 McCormick Road		Hunt Valley, MD	—	1,017	3,132	148	1,038	3,259	4,297	1,100	2005	(l	)
11110 Pepper Road		Hunt Valley, MD	—	918	2,529	345	938	2,854	3,792	947	2005	(l	)
11100-11120 Gilroy Road		Hunt Valley, MD	—	901	1,455	(55)	919	1,382	2,301	412	2005	(l	)
10709 Gilroy Road		Hunt Valley, MD	2,479	913	2,705	(113)	913	2,592	3,505	1,035	2005	(l	)
7120-7132 Ambassador Road		Baltimore, MD	—	829	1,329	1,142	847	2,453	3,300	496	2005	(l	)
7142 Ambassador Road		Hunt Valley, MD	—	924	2,876	2,655	942	5,513	6,455	1,118	2005	(l	)
7144-7162 Ambassador Road		Baltimore, MD	—	979	1,672	119	1,000	1,770	2,770	525	2005	(l	)
7200 Rutherford Road		Baltimore, MD	—	1,032	2,150	331	1,054	2,459	3,513	733	2005	(l	)
2700 Lord Baltimore Road		Baltimore, MD	—	875	1,826	993	897	2,797	3,694	1,032	2005	(l	)
1225 Bengies Road		Baltimore, MD	—	2,640	270	14,660	2,823	14,747	17,570	2,563	2008	(l	)
Central Pennsylvania
16522 Hunters Green Parkway		Hagerstown, MD	12,680	1,390	13,104	3,893	1,863	16,524	18,387	3,889	2003	(l	)
6951 Allentown Blvd		Harrisburg, PA	—	585	3,176	127	601	3,287	3,888	910	2005	(l	)
320 Reliance Road		Washington, PA	—	201	1,819	(283)	178	1,559	1,737	586	2005	(l	)
1490 Dennison Circle		Carlisle, PA	—	1,500	—	13,876	2,341	13,035	15,376	2,045	2008	(l	)
298 First Avenue		Gouldsboro, PA	—	7,022	—	58,266	7,019	58,269	65,288	6,636	2008	(l	)
225 Cross Farm Lane		York, PA	18,476	4,718	—	23,567	4,715	23,570	28,285	3,099	2008	(l	)
105 Steamboat Blvd		Manchester, PA	—	4,085	14,464	6	4,085	14,470	18,555	533	2012	(l	)
Chicago
6750 South Sayre Avenue		Bedford Park, IL	—	224	1,309	552	224	1,861	2,085	791	1994	(l	)
585 Slawin Court		Mount Prospect, IL	—	611	3,505	1,697	525	5,288	5,813	2,745	1994	(l	)
2300 Windsor Court		Addison, IL	3,826	688	3,943	1,226	696	5,161	5,857	2,325	1994	(l	)
3505 Thayer Court		Aurora, IL	—	430	2,472	409	430	2,881	3,311	1,336	1994	(l	)
305-311 Era Drive		Northbrook, IL	—	200	1,154	953	205	2,102	2,307	666	1994	(l	)
11241 Melrose Street		Franklin Park, IL	—	332	1,931	49	208	2,104	2,312	1,199	1995	(l	)
11939 South Central Avenue		Alsip, IL	—	1,208	6,843	2,685	1,305	9,431	10,736	3,372	1997	(l	)
1010-50 Sesame Street		Bensenville, IL	—	979	5,546	3,812	1,048	9,289	10,337	2,877	1997	(l	)
2120-24 Roberts		Broadview, IL	—	220	1,248	240	231	1,477	1,708	540	1998	(l	)
800 Business Center		Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	1,132	2000	(l	)
580 Slawin Court		Mount Prospect, IL	827	233	1,292	(37)	162	1,326	1,488	459	2000	(l	)
1005 101st Street		Lemont, IL	6,053	1,200	6,643	857	1,220	7,480	8,700	2,164	2001	(l	)
175 Wall Street		Glendale Heights, IL	1,476	427	2,363	163	433	2,520	2,953	729	2002	(l	)
800-820 Thorndale Avenue		Bensenville, IL	—	751	4,159	2,174	761	6,323	7,084	2,397	2002	(l	)
251 Airport Road		North Aurora, IL	5,242	983	—	6,770	983	6,770	7,753	1,853	2002	(l	)
1661 Feehanville Drive		Mount Prospect, IL	—	985	5,455	2,600	1,044	7,996	9,040	2,280	2004	(l	)
1850 Touhy & 1158-60 Mccabe Av		Elk Grove Village, IL	—	1,500	4,842	(105)	1,514	4,723	6,237	1,326	2004	(l	)
1088-1130 Thorndale Avenue		Bensenville, IL	—	2,103	3,674	358	2,108	4,027	6,135	1,455	2005	(l	)
855-891 Busse (Route 83)		Bensenville, IL	—	1,597	2,767	67	1,601	2,830	4,431	968	2005	(l	)
1060-1074 W. Thorndale Ave		Bensenville, IL	—	1,704	2,108	357	1,709	2,460	4,169	920	2005	(l	)
400 Crossroads Pkwy		Bolingbrook, IL	5,561	1,178	9,453	1,014	1,181	10,464	11,645	2,638	2005	(l	)
7609 W. Industrial Drive		Forest Park, IL	—	1,207	2,343	81	1,213	2,418	3,631	846	2005	(l	)
7801 W. Industrial Drive		Forest Park, IL	—	1,215	3,020	468	1,220	3,483	4,703	1,039	2005	(l	)
725 Kimberly Drive		Carol Stream, IL	—	793	1,395	207	801	1,594	2,395	478	2005	(l	)
17001 S. Vincennes		Thornton, IL	—	497	504	37	513	525	1,038	290	2005	(l	)
1111 Davis Road		Elgin, IL	2,787	998	1,859	998	1,046	2,809	3,855	1,439	2006	(l	)
2900 W. 166th Street		Markham, IL	—	1,132	4,293	723	1,134	5,014	6,148	1,775	2007	(l	)
555 W. Algonquin Rd		Arlington Heights, IL	—	574	741	1,936	579	2,672	3,251	512	2007	(l	)
7000 W. 60th Street		Chicago, IL	—	609	932	237	667	1,111	1,778	708	2007	(l	)
9501 Nevada		Franklin Park, IL	7,440	2,721	5,630	101	2,737	5,715	8,452	1,169	2008	(l	)
1501 Oakton Street		Elk Grove Village, IL	8,753	3,369	6,121	139	3,482	6,147	9,629	1,543	2008	(l	)
16500 W. 103rd Street		Woodridge, IL	2,647	744	2,458	355	762	2,796	3,558	599	2008	(l	)
8505 50th Street		Kenosha, WI	13,879	4,100	—	24,072	3,212	24,960	28,172	3,046	2008	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As Of December 31, 2012

							(c) Costs
							Capitalized
							Subsequent to
					(b)		Acquisition or	Gross Amount Carried
					Initial Cost		Completion	At Close of Period 12/31/12			Accumulated	Year	Depreciable
			Location	(a)		Buildings and	and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address			(City/State)	Encumbrances	Land	Improvements	Provision	Land	Improvements	Total	12/31/2012	Constructed	(Years)
				(In thousands)
Cincinnati
9900-9970 Princeton			Cincinnati, OH	3,621	545	3,088	1,571	566	4,638	5,204	1,842	1996	(l	)
2940 Highland			Cincinnati, OH	—	1,717	9,730	14	1,146	10,315	11,461	4,768	1996	(l	)
4700-4750 Creek Road			Blue Ash, OH	—	1,080	6,118	1,272	1,109	7,361	8,470	2,877	1996	(l	)
4436 Muhlhauser Road			Hamilton, OH	3,728	630	—	5,077	630	5,077	5,707	1,275	2002	(l	)
4438 Muhlhauser Road			Hamilton, OH	4,722	779	—	6,407	779	6,407	7,186	1,752	2002	(l	)
420 Wards Corner Road			Loveland, OH	—	600	1,083	539	606	1,616	2,222	452	2003	(l	)
422 Wards Corner Road			Loveland, OH	—	600	1,811	(156)	592	1,663	2,255	442	2003	(l	)
4663 Dues Drive			Westchester, OH	—	858	2,273	825	875	3,081	3,956	2,284	2005	(l	)
9525 Glades Drive			Westchester, OH	—	347	1,323	99	355	1,414	1,769	385	2007	(l	)
9774-9792 Windisch Road			Westchester, OH	—	392	1,744	(9)	394	1,733	2,127	405	2007	(l	)
9808-9830 Windisch Road			Westchester, OH	—	395	2,541	33	397	2,572	2,969	467	2007	(l	)
9842-9862 Windisch Road			Westchester, OH	—	506	3,148	76	508	3,222	3,730	586	2007	(l	)
9872-9898 Windisch Road			Westchester, OH	—	546	3,039	81	548	3,118	3,666	599	2007	(l	)
9902-9922 Windisch Road			Westchester, OH	—	623	4,003	368	627	4,367	4,994	974	2007	(l	)
Cleveland
30311 Emerald Valley Parkway			Glenwillow, OH	9,467	681	11,838	993	691	12,821	13,512	3,029	2006	(l	)
30333 Emerald Valley Parkway			Glenwillow, OH	4,911	466	5,447	174	475	5,612	6,087	1,565	2006	(l	)
7800 Cochran Road			Glenwillow, OH	6,886	972	7,033	327	991	7,341	8,332	1,820	2006	(l	)
7900 Cochran Road			Glenwillow, OH	5,326	775	6,244	127	792	6,354	7,146	1,503	2006	(l	)
7905 Cochran Road			Glenwillow, OH	—	920	6,174	341	921	6,514	7,435	1,625	2006	(l	)
30600 Carter Street			Solon, OH	—	989	3,042	391	1,022	3,400	4,422	1,830	2006	(l	)
8181 Darrow Road			Twinsburg, OH	7,366	2,478	6,791	2,007	2,496	8,781	11,277	2,260	2008	(l	)
Dallas
2406-2416 Walnut Ridge			Dallas, TX	—	178	1,006	622	172	1,634	1,806	502	1997	(l	)
2401-2419 Walnut Ridge			Dallas, TX	—	148	839	398	142	1,243	1,385	355	1997	(l	)
900-906 Great Southwest Pkwy			Arlington, TX	—	237	1,342	628	270	1,937	2,207	676	1997	(l	)
3000 West Commerce			Dallas, TX	—	456	2,584	1,110	469	3,681	4,150	1,296	1997	(l	)
3030 Hansboro			Dallas, TX	—	266	1,510	(619)	87	1,070	1,157	656	1997	(l	)
405-407 113th			Arlington, TX	—	181	1,026	588	185	1,610	1,795	552	1997	(l	)
816 111th Street			Arlington, TX	892	251	1,421	195	258	1,609	1,867	566	1997	(l	)
7427 Dogwood Park			Richland Hills, TX	—	96	532	302	102	828	930	249	1998	(l	)
7348-54 Tower Street			Richland Hills, TX	—	88	489	213	94	696	790	223	1998	(l	)
7339-41 Tower Street			Richland Hills, TX	—	98	541	179	104	714	818	235	1998	(l	)
7437-45 Tower Street			Richland Hills, TX	—	102	563	258	108	815	923	236	1998	(l	)
7331-59 Airport Freeway			Richland Hills, TX	1,739	354	1,958	350	372	2,290	2,662	822	1998	(l	)
7338-60 Dogwood Park			Richland Hills, TX	—	106	587	234	112	815	927	241	1998	(l	)
7450-70 Dogwood Park			Richland Hills, TX	—	106	584	124	112	702	814	254	1998	(l	)
7423-49 Airport Freeway			Richland Hills, TX	1,559	293	1,621	472	308	2,078	2,386	673	1998	(l	)
7400 Whitehall Street			Richland Hills, TX	—	109	603	95	115	692	807	231	1998	(l	)
1602-1654 Terre Colony			Dallas, TX	1,859	458	2,596	838	468	3,424	3,892	1,007	2000	(l	)
2351-2355 Merritt Drive			Garland, TX	—	101	574	91	92	674	766	223	2000	(l	)
2220 Merritt Drive			Garland, TX	—	352	1,993	843	316	2,872	3,188	1,098	2000	(l	)
2010 Merritt Drive			Garland, TX	—	350	1,981	124	318	2,137	2,455	625	2000	(l	)
2363 Merritt Drive			Garland, TX	—	73	412	69	47	507	554	242	2000	(l	)
2447 Merritt Drive			Garland, TX	—	70	395	(115)	23	327	350	159	2000	(l	)
2465-2475 Merritt Drive			Garland, TX	—	91	514	32	71	566	637	192	2000	(l	)
2485-2505 Merritt Drive			Garland, TX	—	431	2,440	889	426	3,334	3,760	1,037	2000	(l	)
2081 Hutton Drive	(e	)	Carrolton, TX	—	448	2,540	(339)	273	2,376	2,649	734	2001	(l	)
2110 Hutton Drive			Carrolton, TX	—	374	2,117	38	255	2,274	2,529	599	2001	(l	)
2025 McKenzie Drive			Carrolton, TX	1,516	437	2,478	259	442	2,732	3,174	887	2001	(l	)
2019 McKenzie Drive			Carrolton, TX	1,863	502	2,843	557	507	3,395	3,902	1,142	2001	(l	)
1420 Valwood Parkway—Bldg 1	(d	)	Carrolton, TX	—	460	2,608	(1,367)	112	1,589	1,701	892	2001	(l	)
1628 Valwood Parkway	(d	)	Carrolton, TX	—	497	2,815	310	360	3,261	3,621	1,361	2001	(l	)
1505 Luna Road B-II			Carrolton, TX	—	167	948	(471)	70	574	644	262	2001	(l	)
1625 West Crosby Road			Carrolton, TX	—	617	3,498	(552)	381	3,182	3,563	1,120	2001	(l	)
2029-2035 McKenzie Drive			Carrolton, TX	1,585	306	1,870	236	306	2,106	2,412	609	2001	(l	)
1840 Hutton Drive	(d	)	Carrolton, TX	—	811	4,597	(862)	552	3,994	4,546	1,505	2001	(l	)
1420 Valwood Pkwy—Bldg II			Carrolton, TX	—	373	2,116	276	366	2,399	2,765	679	2001	(l	)
2015 McKenzie Drive			Carrolton, TX	2,588	510	2,891	428	516	3,313	3,829	992	2001	(l	)
2009 McKenzie Drive			Carrolton, TX	2,416	476	2,699	399	481	3,093	3,574	887	2001	(l	)
1505 Luna Road B- I			Carrolton, TX	—	521	2,953	(1,885)	129	1,460	1,589	801	2001	(l	)
2104 Hutton Drive			Carrolton, TX	—	246	1,393	(404)	132	1,103	1,235	407	2001	(l	)
900-1100 Avenue S			Grand Prairie, TX	2,654	623	3,528	1,406	629	4,928	5,557	1,474	2002	(l	)
Plano Crossing	(f	)	Plano, TX	9,367	1,961	11,112	781	1,981	11,873	13,854	3,168	2002	(l	)
7413A-C Dogwood Park			Richland Hills, TX	—	110	623	250	111	872	983	227	2002	(l	)
7450 Tower Street			Richland Hills, TX	—	36	204	103	36	307	343	90	2002	(l	)
7436 Tower Street			Richland Hills, TX	—	57	324	196	58	519	577	124	2002	(l	)
7426 Tower Street			Richland Hills, TX	—	76	429	249	76	678	754	189	2002	(l	)
7427-7429 Tower Street			Richland Hills, TX	—	75	427	134	76	560	636	162	2002	(l	)
2840-2842 Handley Ederville Rd			Richland Hills, TX	—	112	635	54	113	688	801	175	2002	(l	)
7451-7477 Airport Freeway			Richland Hills, TX	1,419	256	1,453	464	259	1,914	2,173	470	2002	(l	)
7450 Whitehall Street			Richland Hills, TX	—	104	591	414	105	1,004	1,109	259	2002	(l	)
3000 Wesley Way			Richland Hills, TX	903	208	1,181	18	211	1,196	1,407	307	2002	(l	)
7451 Dogwood Park			Richland Hills, TX	601	133	753	29	134	781	915	212	2002	(l	)
825-827 Avenue H	(d	)	Arlington, TX	2,604	600	3,006	67	604	3,069	3,673	1,003	2004	(l	)
1013-31 Avenue M			Grand Prairie, TX	—	300	1,504	238	302	1,740	2,042	483	2004	(l	)
1172-84 113th Street	(d	)	Grand Prairie, TX	2,028	700	3,509	(51)	704	3,454	4,158	946	2004	(l	)
1200-16 Avenue H	(d	)	Arlington, TX	1,804	600	2,846	220	604	3,062	3,666	768	2004	(l	)
1322-66 W. North Carrier Parkway	(e	)	Grand Prairie, TX	4,403	1,000	5,012	106	1,006	5,112	6,118	1,411	2004	(l	)
2401-2407 Centennial Dr			Arlington, TX	2,213	600	2,534	45	604	2,575	3,179	936	2004	(l	)
3111 West Commerce Street			Dallas, TX	3,653	1,000	3,364	282	1,011	3,635	4,646	1,010	2004	(l	)
13800 Senlac Drive			Farmers Ranch, TX	3,534	823	4,042	(18)	825	4,022	4,847	1,019	2005	(l	)
801-831 S Great Southwest Pkwy	(g	)	Grand Prairie, TX	—	2,581	16,556	(218)	2,586	16,333	18,919	6,074	2005	(l	)
801 Heinz Way			Grand Prairie, TX	2,915	599	3,327	349	601	3,674	4,275	1,440	2005	(l	)
901-937 Heinz Way			Grand Prairie, TX	2,186	493	2,758	31	481	2,801	3,282	841	2005	(l	)
3301 Century Circle			Irving, TX	2,549	760	3,856	204	771	4,049	4,820	800	2007	(l	)
3901 W Miller Road			Garland, TX	—	1,912	—	15,201	1,947	15,166	17,113	2,458	2008	(l	)
Denver
4785 Elati			Denver, CO	—	173	981	127	175	1,106	1,281	335	1997	(l	)
4770 Fox Street			Denver, CO	—	132	750	209	134	957	1,091	340	1997	(l	)
3851-3871 Revere			Denver, CO	1,285	361	2,047	283	368	2,323	2,691	838	1997	(l	)
4570 Ivy Street			Denver, CO	1,075	219	1,239	216	220	1,454	1,674	527	1997	(l	)
5855 Stapleton Drive North			Denver, CO	1,369	288	1,630	214	290	1,842	2,132	650	1997	(l	)
5885 Stapleton Drive North			Denver, CO	1,806	376	2,129	307	380	2,432	2,812	949	1997	(l	)
5977 North Broadway			Denver, CO	1,418	268	1,518	384	271	1,899	2,170	652	1997	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As Of December 31, 2012

							(c) Costs
							Capitalized
							Subsequent to
					(b)		Acquisition or	Gross Amount Carried
					Initial Cost		Completion	At Close of Period 12/31/12			Accumulated	Year	Depreciable
			Location	(a)		Buildings and	and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address			(City/State)	Encumbrances	Land	Improvements	Provision	Land	Improvements	Total	12/31/2012	Constructed	(Years)
				(In thousands)
5952-5978 North Broadway			Denver, CO	2,401	414	2,346	916	422	3,254	3,676	1,207	1997	(l	)
4721 Ironton Street			Denver, CO	—	232	1,313	23	236	1,332	1,568	447	1997	(l	)
7003 E 47th Ave Drive			Denver, CO	—	441	2,689	(10)	441	2,679	3,120	1,023	1997	(l	)
9500 West 49th Street—A			Wheatridge, CO	—	283	1,625	71	287	1,692	1,979	671	1997	(l	)
9500 West 49th Street—B			Wheatridge, CO	—	225	1,272	115	227	1,385	1,612	510	1997	(l	)
9500 West 49th Street—C			Wheatridge, CO	—	600	3,409	114	601	3,522	4,123	1,359	1997	(l	)
9500 West 49th Street—D			Wheatridge, CO	—	246	1,537	378	247	1,914	2,161	794	1997	(l	)
451-591 East 124th Avenue			Littleton, CO	—	383	2,145	161	383	2,306	2,689	798	1997	(l	)
15000 West 6th Avenue			Golden, CO	—	913	5,174	951	918	6,120	7,038	2,238	1997	(l	)
14998 West 6th Avenue Bldg E			Golden, CO	—	565	3,199	341	570	3,535	4,105	1,373	1997	(l	)
14998 West 6th Avenue Bldg F			Englewood, CO	—	269	1,525	104	273	1,625	1,898	611	1997	(l	)
12503 East Euclid Drive			Denver, CO	—	1,208	6,905	587	1,036	7,664	8,700	3,243	1997	(l	)
6547 South Racine Circle			Englewood, CO	2,944	739	4,241	313	739	4,554	5,293	1,786	1997	(l	)
11701 East 53rd Avenue			Denver, CO	—	416	2,355	307	422	2,656	3,078	955	1997	(l	)
5401 Oswego			Denver, CO	—	273	1,547	354	278	1,896	2,174	745	1997	(l	)
14818 West 6th Avenue Bldg A			Golden, CO	—	468	2,799	236	468	3,035	3,503	1,187	1997	(l	)
14828 West 6th Avenue Bldg B			Golden, CO	—	503	2,942	286	503	3,228	3,731	1,156	1997	(l	)
445 Bryant Street			Denver, CO	7,045	1,829	10,219	2,703	1,829	12,922	14,751	4,580	1998	(l	)
3811 Joliet			Denver, CO	—	735	4,166	448	752	4,597	5,349	1,683	1998	(l	)
12055 E 49th Ave/4955 Peoria			Denver, CO	—	298	1,688	526	305	2,207	2,512	821	1998	(l	)
4940-4950 Paris			Denver, CO	—	152	861	285	156	1,142	1,298	384	1998	(l	)
4970 Paris			Denver, CO	—	95	537	101	97	636	733	233	1998	(l	)
7367 South Revere Parkway			Englewood, CO	3,345	926	5,124	953	934	6,069	7,003	2,414	1998	(l	)
8200 East Park Meadows Drive	(d	)	Lone Tree, CO	—	1,297	7,348	1,045	1,304	8,386	9,690	2,419	2000	(l	)
3250 Quentin Street	(d	)	Aurora, CO	—	1,220	6,911	721	1,230	7,622	8,852	2,398	2000	(l	)
Highpoint Bus Ctr B			Littleton, CO	—	739	—	3,406	781	3,364	4,145	1,079	2000	(l	)
1130 W. 124th Ave.			Westminster, CO	—	441	—	3,379	441	3,379	3,820	1,017	2000	(l	)
1070 W. 124th Ave.			Westminster, CO	—	374	—	2,894	374	2,894	3,268	853	2000	(l	)
1020 W. 124th Ave.			Westminster, CO	—	374	—	2,827	374	2,827	3,201	815	2000	(l	)
8810 W. 116th Circle			Broomfield, CO	—	312	—	1,330	370	1,272	1,642	284	2001	(l	)
960 W. 124th Ave			Westminster, CO	—	441	—	3,442	442	3,441	3,883	1,037	2001	(l	)
8820 W. 116th Circle			Broomfield, CO	—	338	1,918	350	372	2,234	2,606	561	2003	(l	)
8835 W. 116th Circle			Broomfield, CO	—	1,151	6,523	1,315	1,304	7,685	8,989	1,925	2003	(l	)
18150 E. 32nd Place			Aurora, CO	1,941	563	3,188	314	572	3,493	4,065	964	2004	(l	)
7005 E. 46th Avenue Drive			Denver, CO	1,476	512	2,025	94	517	2,114	2,631	585	2005	(l	)
4001 Salazar Way			Frederick, CO	4,119	1,271	6,508	(88)	1,276	6,415	7,691	1,591	2006	(l	)
5909-5915 N. Broadway			Denver, CO	941	495	1,268	85	500	1,348	1,848	448	2006	(l	)
555 Corporate Circle			Golden, CO	—	499	2,673	2,528	559	5,141	5,700	955	2006	(l	)
Detroit
238 Executive Drive			Troy, MI	—	52	173	514	100	639	739	575	1994	(l	)
449 Executive Drive			Troy, MI	—	125	425	1,057	218	1,389	1,607	1,219	1994	(l	)
501 Executive Drive			Troy, MI	—	71	236	600	129	778	907	608	1994	(l	)
451 Robbins Drive			Troy, MI	—	96	448	864	192	1,216	1,408	1,083	1994	(l	)
1095 Crooks Road			Troy, MI	—	331	1,017	2,624	360	3,612	3,972	2,288	1994	(l	)
1416 Meijer Drive			Troy, MI	—	94	394	399	121	766	887	689	1994	(l	)
1624 Meijer Drive			Troy, MI	—	236	1,406	967	373	2,236	2,609	1,866	1994	(l	)
1972 Meijer Drive			Troy, MI	—	315	1,301	735	372	1,979	2,351	1,579	1994	(l	)
1621 Northwood Drive			Troy, MI	—	85	351	1,014	215	1,235	1,450	1,165	1994	(l	)
1707 Northwood Drive			Troy, MI	—	95	262	1,327	239	1,445	1,684	1,241	1994	(l	)
1788 Northwood Drive			Troy, MI	—	50	196	483	103	626	729	562	1994	(l	)
1826 Northwood Drive			Troy, MI	—	55	208	472	103	632	735	552	1994	(l	)
1864 Northwood Drive			Troy, MI	—	57	190	489	107	629	736	570	1994	(l	)
2451 Elliott Avenue			Troy, MI	—	78	319	739	164	972	1,136	906	1994	(l	)
2730 Research Drive			Rochester Hills, MI	—	903	4,215	1,402	903	5,617	6,520	4,292	1994	(l	)
2791 Research Drive			Rochester Hills, MI	—	557	2,731	752	560	3,480	4,040	2,214	1994	(l	)
2871 Research Drive			Rochester Hills, MI	—	324	1,487	574	327	2,058	2,385	1,452	1994	(l	)
3011 Research Drive			Rochester Hills, MI	—	457	2,104	712	457	2,816	3,273	2,086	1994	(l	)
2870 Technology Drive			Rochester Hills, MI	—	275	1,262	342	279	1,600	1,879	1,169	1994	(l	)
2900 Technology Drive			Rochester Hills, MI	—	214	977	564	219	1,536	1,755	913	1994	(l	)
2930 Technology Drive			Rochester Hills, MI	—	131	594	435	138	1,022	1,160	630	1994	(l	)
2950 Technology Drive			Rochester Hills, MI	—	178	819	381	185	1,193	1,378	873	1994	(l	)
23014 Commerce Drive			Farmington Hills, MI	—	39	203	216	56	402	458	322	1994	(l	)
23028 Commerce Drive			Farmington Hills, MI	—	98	507	285	125	765	890	644	1994	(l	)
23035 Commerce Drive			Farmington Hills, MI	—	71	355	235	93	568	661	485	1994	(l	)
23042 Commerce Drive			Farmintgon Hills, MI	—	67	277	273	89	528	617	462	1994	(l	)
23065 Commerce Drive			Farmington Hills, MI	—	71	408	289	93	675	768	514	1994	(l	)
23079 Commerce Drive			Farmington Hills, MI	—	68	301	290	79	580	659	461	1994	(l	)
23093 Commerce Drive			Farmington Hills, MI	—	211	1,024	1,219	295	2,159	2,454	1,526	1994	(l	)
23135 Commerce Drive			Farmington Hills, MI	—	146	701	392	158	1,081	1,239	800	1994	(l	)
23163 Commerce Drive			Farmington Hills, MI	—	111	513	382	138	868	1,006	641	1994	(l	)
23177 Commerce Drive			Farmington Hills, MI	—	175	1,007	608	254	1,536	1,790	1,177	1994	(l	)
23206 Commerce Drive			Farmington Hills, MI	—	125	531	367	137	886	1,023	661	1994	(l	)
23370 Commerce Drive			Farmington Hills, MI	—	59	233	175	66	401	467	373	1994	(l	)
32450 N Avis Drive			Madison Heights, MI	—	281	1,590	529	286	2,114	2,400	870	1996	(l	)
12707 Eckles Road			Plymouth Township, MI	—	255	1,445	243	267	1,676	1,943	663	1996	(l	)
9300-9328 Harrison Rd			Romulus, MI	—	147	834	352	159	1,174	1,333	430	1996	(l	)
9330-9358 Harrison Rd			Romulus, MI	—	81	456	267	89	715	804	275	1996	(l	)
28420-28448 Highland Rd			Romulus, MI	—	143	809	296	154	1,094	1,248	409	1996	(l	)
28450-28478 Highland Rd			Romulus, MI	—	81	461	603	90	1,055	1,145	420	1996	(l	)
28421-28449 Highland Rd			Romulus, MI	—	109	617	499	119	1,106	1,225	414	1996	(l	)
28451-28479 Highland Rd			Romulus, MI	—	107	608	431	117	1,029	1,146	361	1996	(l	)
28825-28909 Highland Rd			Romulus, MI	—	70	395	376	78	763	841	277	1996	(l	)
28933-29017 Highland Rd			Romulus, MI	—	112	634	356	122	980	1,102	325	1996	(l	)
28824-28908 Highland Rd			Romulus, MI	—	134	760	542	145	1,291	1,436	421	1996	(l	)
28932-29016 Highland Rd			Romulus, MI	—	123	694	554	133	1,238	1,371	385	1996	(l	)
9710-9734 Harrison Rd			Romulus, MI	—	125	706	417	135	1,113	1,248	376	1996	(l	)
9740-9772 Harrison Rd			Romulus, MI	—	132	749	336	143	1,074	1,217	390	1996	(l	)
9840-9868 Harrison Rd			Romulus, MI	—	144	815	282	155	1,086	1,241	390	1996	(l	)
9800-9824 Harrison Rd			Romulus, MI	—	117	664	348	127	1,002	1,129	324	1996	(l	)
29265-29285 Airport Dr			Romulus, MI	—	140	794	255	151	1,038	1,189	397	1996	(l	)
29185-29225 Airport Dr			Romulus, MI	—	140	792	507	151	1,288	1,439	459	1996	(l	)
29149-29165 Airport Dr			Romulus, MI	—	216	1,225	294	231	1,504	1,735	584	1996	(l	)
29101-29115 Airport Dr			Romulus, MI	—	130	738	275	141	1,002	1,143	406	1996	(l	)
29031-29045 Airport Dr			Romulus, MI	—	124	704	118	134	812	946	323	1996	(l	)
29050-29062 Airport Dr			Romulus, MI	—	127	718	221	137	929	1,066	356	1996	(l	)
29120-29134 Airport Dr			Romulus, MI	—	161	912	297	173	1,197	1,370	454	1996	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As Of December 31, 2012

							(c) Costs
							Capitalized
							Subsequent to
					(b)		Acquisition or	Gross Amount Carried
					Initial Cost		Completion	At Close of Period 12/31/12			Accumulated	Year	Depreciable
			Location	(a)		Buildings and	and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address			(City/State)	Encumbrances	Land	Improvements	Provision	Land	Improvements	Total	12/31/2012	Constructed	(Years)
				(In thousands)
29200-29214 Airport Dr			Romulus, MI	—	170	963	376	182	1,327	1,509	502	1996	(l	)
9301-9339 Middlebelt Rd			Romulus, MI	—	124	703	478	130	1,175	1,305	433	1996	(l	)
32975 Capitol Avenue			Livonia, MI	—	135	748	(170)	77	636	713	291	1998	(l	)
32920 Capitol Avenue			Livonia, MI	—	76	422	(91)	27	380	407	179	1998	(l	)
11923 Brookfield Avenue			Livonia, MI	—	120	665	(324)	32	429	461	266	1998	(l	)
13405 Stark Road			Livonia, MI	—	46	254	(3)	30	267	297	115	1998	(l	)
1170 Chicago Road			Troy, MI	—	249	1,380	(438)	134	1,057	1,191	522	1998	(l	)
1200 Chicago Road			Troy, MI	—	268	1,483	263	286	1,728	2,014	612	1998	(l	)
450 Robbins Drive			Troy, MI	—	166	920	229	178	1,137	1,315	399	1998	(l	)
1230 Chicago Road			Troy, MI	—	271	1,498	167	289	1,647	1,936	599	1998	(l	)
12886 Westmore Avenue			Livonia, MI	—	190	1,050	(351)	86	803	889	406	1998	(l	)
33025 Industrial Road			Livonia, MI	—	80	442	(324)	6	192	198	165	1998	(l	)
47711 Clipper Street			Plymouth Township, MI	—	539	2,983	279	575	3,226	3,801	1,173	1998	(l	)
32975 Industrial Road			Livonia, MI	—	160	887	(192)	92	763	855	347	1998	(l	)
32985 Industrial Road			Livonia, MI	—	137	761	(329)	46	523	569	289	1998	(l	)
32995 Industrial Road			Livonia, MI	—	160	887	(381)	53	613	666	363	1998	(l	)
12874 Westmore Avenue			Livonia, MI	—	137	761	(275)	58	565	623	299	1998	(l	)
1775 Bellingham			Troy, MI	—	344	1,902	365	367	2,244	2,611	817	1998	(l	)
1785 East Maple			Troy, MI	—	92	507	140	98	641	739	218	1998	(l	)
1807 East Maple			Troy, MI	—	321	1,775	(420)	191	1,485	1,676	688	1998	(l	)
980 Chicago			Troy, MI	—	206	1,141	238	220	1,365	1,585	485	1998	(l	)
1840 Enterprise Drive			Rochester Hills, MI	—	573	3,170	(2,261)	49	1,433	1,482	1,135	1998	(l	)
1885 Enterprise Drive			Rochester Hills, MI	—	209	1,158	200	223	1,344	1,567	463	1998	(l	)
1935-55 Enterprise Drive			Rochester Hills, MI	—	1,285	7,144	1,339	1,371	8,397	9,768	2,976	1998	(l	)
5500 Enterprise Court			Warren, MI	—	675	3,737	660	721	4,351	5,072	1,521	1998	(l	)
750 Chicago Road			Troy, MI	—	323	1,790	510	345	2,278	2,623	894	1998	(l	)
800 Chicago Road			Troy, MI	—	283	1,567	363	302	1,911	2,213	687	1998	(l	)
850 Chicago Road			Troy, MI	—	183	1,016	218	196	1,221	1,417	431	1998	(l	)
1100 East Mandoline Road			Madison Heights, MI	—	888	4,915	(1,406)	332	4,065	4,397	1,940	1998	(l	)
1080, 1120, 1180 John Papalas Drive	(e	)	Lincoln Park, MI	—	366	3,241	384	297	3,694	3,991	1,656	1998	(l	)
4872 S. Lapeer Road			Lake Orion Twsp, MI	—	1,342	5,441	1,307	1,412	6,678	8,090	2,189	1999	(l	)
1400 Allen Drive			Troy, MI	—	209	1,154	149	212	1,300	1,512	385	2000	(l	)
1408 Allen Drive			Troy, MI	—	151	834	133	153	965	1,118	338	2000	(l	)
1305 Stephenson Hwy			Troy, MI	—	345	1,907	255	350	2,157	2,507	657	2000	(l	)
32505 Industrial Drive			Madison Heights, MI	—	345	1,910	335	351	2,239	2,590	755	2000	(l	)
1799-1855 Northfield Drive	(d	)	Rochester Hills, MI	—	481	2,665	345	490	3,001	3,491	924	2000	(l	)
28435 Automation Blvd			Wixom, MI	—	621	—	3,662	628	3,655	4,283	736	2004	(l	)
32200 N Avis Drive			Madison Heights, MI	—	503	3,367	(1,315)	195	2,360	2,555	836	2005	(l	)
100 Kay Industrial Drive			Rion Township, MI	—	677	2,018	277	685	2,287	2,972	792	2005	(l	)
32650 Capitol Avenue			Livonia, MI	—	282	1,128	(499)	168	743	911	159	2005	(l	)
11800 Sears Drive			Livonia, MI	—	693	1,507	1,195	476	2,919	3,395	1,176	2005	(l	)
1099 Chicago Road			Troy, MI	—	1,277	1,332	(1,769)	303	537	840	201	2005	(l	)
42555 Merrill Road			Sterling Heights, MI	—	1,080	2,300	3,487	1,090	5,777	6,867	1,526	2006	(l	)
200 Northpointe Drive			Orion Township, MI	—	723	2,063	36	734	2,088	2,822	668	2006	(l	)
Houston
2102-2314 Edwards Street			Houston, TX	—	348	1,973	1,697	382	3,636	4,018	1,100	1997	(l	)
3351 Rauch St			Houston, TX	—	272	1,541	539	278	2,074	2,352	698	1997	(l	)
3801-3851 Yale St			Houston, TX	2,095	413	2,343	433	425	2,764	3,189	1,040	1997	(l	)
3337-3347 Rauch Street			Houston, TX	—	227	1,287	454	233	1,735	1,968	566	1997	(l	)
8505 N Loop East			Houston, TX	1,705	439	2,489	642	449	3,121	3,570	1,097	1997	(l	)
4749-4799 Eastpark Dr			Houston, TX	2,496	594	3,368	1,264	611	4,615	5,226	1,574	1997	(l	)
4851 Homestead Road			Houston, TX	3,284	491	2,782	1,583	504	4,352	4,856	1,409	1997	(l	)
3365-3385 Rauch Street			Houston, TX	1,703	284	1,611	695	290	2,300	2,590	868	1997	(l	)
5050 Campbell Road			Houston, TX	1,725	461	2,610	540	470	3,141	3,611	1,086	1997	(l	)
4300 Pine Timbers			Houston, TX	2,783	489	2,769	741	499	3,500	3,999	1,252	1997	(l	)
2500-2530 Fairway Park Drive			Houston, TX	3,405	766	4,342	2,022	792	6,338	7,130	2,074	1997	(l	)
6550 Longpointe			Houston, TX	1,380	362	2,050	478	370	2,520	2,890	937	1997	(l	)
1815 Turning Basin Dr			Houston, TX	1,879	487	2,761	687	531	3,404	3,935	1,244	1997	(l	)
1819 Turning Basin Dr			Houston, TX	—	231	1,308	545	251	1,833	2,084	662	1997	(l	)
1805 Turning Basin Dr			Houston, TX	2,218	564	3,197	883	616	4,028	4,644	1,481	1997	(l	)
9835A Genard Road			Houston, TX	—	1,505	8,333	3,334	1,581	11,591	13,172	3,562	1999	(l	)
9835B Genard Road			Houston, TX	—	245	1,357	827	256	2,173	2,429	707	1999	(l	)
11505 State Highway 225			LaPorte City, TX	4,631	940	4,675	606	940	5,281	6,221	1,470	2005	(l	)
1500 E. Main Street			Houston, TX	—	201	1,328	(26)	204	1,299	1,503	671	2005	(l	)
700 Industrial Blvd			Sugar Land, TX	3,311	608	3,679	317	617	3,987	4,604	908	2007	(l	)
7230-7238 Wynnwood			Houston, TX	—	254	764	152	259	911	1,170	257	2007	(l	)
7240-7248 Wynnwood			Houston, TX	—	271	726	18	276	739	1,015	253	2007	(l	)
7250-7260 Wynnwood			Houston, TX	—	200	481	147	203	625	828	192	2007	(l	)
6400 Long Point			Houston, TX	—	188	898	(7)	188	891	1,079	317	2007	(l	)
12705 S. Kirkwood, Ste 100-150			Stafford, TX	—	154	626	80	155	705	860	172	2007	(l	)
12705 S. Kirkwood, Ste 200-220			Stafford, TX	—	404	1,698	256	393	1,965	2,358	593	2007	(l	)
8850 Jameel			Houston, TX	—	171	826	69	171	895	1,066	266	2007	(l	)
8800 Jameel			Houston, TX	—	163	798	(124)	124	713	837	207	2007	(l	)
8700 Jameel			Houston, TX	—	170	1,020	(162)	120	908	1,028	297	2007	(l	)
8600 Jameel			Houston, TX	—	163	818	43	163	861	1,024	228	2007	(l	)
7967 Blankenship			Houston, TX	—	307	1,166	220	307	1,386	1,693	284	2010	(l	)
8800 City Park Loop East			Houston, TX	23,925	3,717	19,237	1	3,717	19,237	22,954	1,608	2011	(l	)
Indianapolis
1445 Brookville Way			Indianapolis, IN	—	459	2,603	999	476	3,585	4,061	1,369	1996	(l	)
1440 Brookville Way			Indianapolis, IN	3,710	665	3,770	897	685	4,647	5,332	2,095	1996	(l	)
1240 Brookville Way			Indianapolis, IN	—	247	1,402	328	258	1,719	1,977	733	1996	(l	)
1345 Brookville Way			Indianapolis, IN	—	586	3,321	696	601	4,002	4,603	1,671	1996	(l	)
1350 Brookville Way			Indianapolis, IN	—	205	1,161	341	212	1,495	1,707	671	1996	(l	)
1341 Sadlier Circle South			Indianapolis, IN	—	131	743	179	136	917	1,053	365	1996	(l	)
1322-1438 Sadlier Circle East			Indianapolis, IN	—	145	822	320	152	1,135	1,287	446	1996	(l	)
1327-1441 Sadlier Circle West			Indianapolis, IN	—	218	1,234	498	225	1,725	1,950	616	1996	(l	)
1304 Sadlier Circle West			Indianapolis, IN	—	71	405	189	75	590	665	237	1996	(l	)
1402-1430 Sadlier Circle West			Indianapolis, IN	—	165	934	367	171	1,295	1,466	497	1996	(l	)
1504 Sadlier Circle South			Indianapolis, IN	—	219	1,238	(125)	115	1,217	1,332	656	1996	(l	)
1365-1367 Sadlier Way Circle East			Indianapolis, IN	—	121	688	37	91	755	846	329	1996	(l	)
1352-1354 Sadlier Circle West			Indianapolis, IN	—	178	1,008	187	166	1,207	1,373	477	1996	(l	)
1335 Sadlier Circle East			Indianapolis, IN	—	81	460	204	85	660	745	241	1996	(l	)
1425 Sadlier Circle West			Indianapolis, IN	—	21	117	37	23	152	175	63	1996	(l	)
6951 East 30th St			Indianapolis, IN	—	256	1,449	206	265	1,646	1,911	676	1996	(l	)
6701 East 30th St			Indianapolis, IN	—	78	443	98	82	537	619	211	1996	(l	)
6737 East 30th St			Indianapolis, IN	1,804	385	2,181	195	398	2,363	2,761	981	1996	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As Of December 31, 2012

					(c) Costs
					Capitalized
					Subsequent to
			(b)		Acquisition or	Gross Amount Carried
			Initial Cost		Completion	At Close of Period 12/31/12			Accumulated	Year	Depreciable
	Location	(a)		Buildings and	and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address	(City/State)	Encumbrances	Land	Improvements	Provision	Land	Improvements	Total	12/31/2012	Constructed	(Years)
		(In thousands)
6555 East 30th St	Indianapolis, IN	—	484	4,760	2,072	484	6,832	7,316	2,529	1996	(l	)
8402-8440 E 33rd St	Indianapolis, IN	—	222	1,260	587	230	1,839	2,069	768	1996	(l	)
8520-8630 E 33rd St	Indianapolis, IN	—	326	1,848	279	281	2,172	2,453	890	1996	(l	)
8710-8768 E 33rd St	Indianapolis, IN	—	175	993	480	180	1,468	1,648	589	1996	(l	)
3316-3346 N. Pagosa Court	Indianapolis, IN	—	325	1,842	429	332	2,264	2,596	888	1996	(l	)
7901 West 21st St.	Indianapolis, IN	5,118	1,048	6,027	279	1,048	6,306	7,354	2,451	1997	(l	)
1225 Brookville Way	Indianapolis, IN	—	60	—	416	68	408	476	154	1997	(l	)
6751 E 30th St	Indianapolis, IN	2,549	728	2,837	337	741	3,161	3,902	1,217	1997	(l	)
9210 E. 146th Street	Noblesville, IN	—	66	684	167	52	865	917	335	1998	(l	)
5705-97 Park Plaza Ct.	Indianapolis, IN	2,587	600	2,194	778	609	2,963	3,572	862	2003	(l	)
9319-9341 Castlegate Drive	Indianapolis, IN	—	530	1,235	777	544	1,998	2,542	595	2003	(l	)
1133 Northwest L Street	Richmond, IN	462	201	1,358	(48)	208	1,303	1,511	584	2006	(l	)
14425 Bergen Blvd	Noblesville, IN	—	647	—	3,861	743	3,765	4,508	868	2007	(l	)
Miami
4700 NW 15th Ave.	Ft. Lauderdale, FL	—	908	1,883	395	912	2,274	3,186	655	2007	(l	)
4710 NW 15th Ave.	Ft. Lauderdale, FL	—	830	2,722	386	834	3,104	3,938	739	2007	(l	)
4720 NW 15th Ave.	Ft. Lauderdale, FL	—	937	2,455	453	942	2,903	3,845	628	2007	(l	)
4740 NW 15th Ave.	Ft. Lauderdale, FL	—	1,107	3,111	361	1,112	3,467	4,579	742	2007	(l	)
4750 NW 15th Ave.	Ft. Lauderdale, FL	—	947	3,079	762	951	3,837	4,788	887	2007	(l	)
4800 NW 15th Ave.	Ft. Lauderdale, FL	—	1,092	3,308	186	1,097	3,489	4,586	751	2007	(l	)
Medley Industrial Center	Medley, FL	—	857	3,428	3,335	864	6,756	7,620	1,027	2007	(l	)
12601 & 12605 NW 116th Avenue	Medley, FL	—	2,521	—	638	828	2,331	3,159	184	2008	(l	)
Milwaukee
6523 N Sydney Place	Glendale, WI	—	172	976	(63)	80	1,005	1,085	487	1995	(l	)
5355 South Westridge Drive	New Berlin, WI	5,581	1,630	7,058	(108)	1,646	6,934	8,580	1,319	2004	(l	)
320-334 W. Vogel Avenue	Milwaukee, WI	2,780	506	3,199	(135)	508	3,062	3,570	1,218	2005	(l	)
4950 South 6th Avenue	Milwaukee, WI	1,518	299	1,565	250	301	1,813	2,114	735	2005	(l	)
W140 N9059 Lilly Road	Menomonee Falls, WI	—	343	1,153	232	366	1,362	1,728	491	2005	(l	)
200 W. Vogel Avenue-Bldg B	Milwaukee, WI	1,907	301	2,150	—	302	2,149	2,451	871	2005	(l	)
4921 S. 2nd Street	Milwaukee, WI	—	101	713	(219)	58	537	595	242	2005	(l	)
1500 Peebles Drive	Richland Center, WI	—	1,577	1,018	(278)	1,528	789	2,317	622	2005	(l	)
16600 West Glendale Ave	New Berlin, WI	2,419	704	1,923	877	715	2,789	3,504	1,078	2006	(l	)
2905 S. 160th Street	New Berlin, WI	—	261	672	347	265	1,015	1,280	432	2007	(l	)
2855 S. 160th Street	New Berlin, WI	—	221	628	207	225	831	1,056	277	2007	(l	)
2485 Commerce Drive	New Berlin, WI	1,538	483	1,516	275	491	1,783	2,274	646	2007	(l	)
14518 Whittaker Way	Menomonee Falls, WI	—	437	1,082	425	445	1,499	1,944	434	2007	(l	)
N58W15380 Shawn Circle	Menomonee Falls, WI	—	1,188	—	16,949	1,204	16,933	18,137	1,931	2008	(l	)
Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	3,935	1,358	8,622	13,445	1,519	21,906	23,425	9,510	1994	(l	)
7251-7267 Washington Avenue	Edina, MN	—	129	382	703	182	1,032	1,214	761	1994	(l	)
7301-7325 Washington Avenue	Edina, MN	—	174	391	3	193	375	568	96	1994	(l	)
7101 Winnetka Avenue South	Brooklyn Park, MN	5,833	2,195	6,084	3,935	2,228	9,986	12,214	6,576	1994	(l	)
9901 West 74th Street	Eden Prairie, MN	3,278	621	3,289	2,954	639	6,225	6,864	4,994	1994	(l	)
1030 Lone Oak Road	Eagan, MN	2,540	456	2,703	598	456	3,301	3,757	1,432	1994	(l	)
1060 Lone Oak Road	Eagan, MN	3,289	624	3,700	539	624	4,239	4,863	1,870	1994	(l	)
5400 Nathan Lane	Plymouth, MN	2,866	749	4,461	791	757	5,244	6,001	2,294	1994	(l	)
10120 W 76th Street	Eden Prairie, MN	—	315	1,804	1,761	315	3,565	3,880	1,495	1995	(l	)
12155 Nicollet Ave.	Burnsville, MN	—	286	—	1,741	288	1,739	2,027	749	1995	(l	)
4100 Peavey Road	Chaska, MN	—	277	2,261	704	277	2,965	3,242	1,174	1996	(l	)
5205 Highway 169	Plymouth, MN	—	446	2,525	848	578	3,241	3,819	1,367	1996	(l	)
7100-7198 Shady Oak Road	Eden Prairie, MN	4,848	715	4,054	2,401	736	6,434	7,170	2,299	1996	(l	)
7500-7546 Washington Avenue	Eden Prairie, MN	—	229	1,300	883	235	2,177	2,412	789	1996	(l	)
7550-7586 Washington Avenue	Eden Prairie, MN	—	153	867	295	157	1,158	1,315	453	1996	(l	)
5240-5300 Valley Industrial Blvd S	Shakopee, MN	2,250	362	2,049	822	371	2,862	3,233	1,037	1996	(l	)
500-530 Kasota Avenue SE	Minneapolis, MN	—	415	2,354	998	434	3,333	3,767	1,222	1998	(l	)
2530-2570 Kasota Avenue	St. Paul, MN	—	407	2,308	825	441	3,099	3,540	1,082	1998	(l	)
5775 12th Avenue	Shakopee, MN	4,187	590	—	5,427	590	5,427	6,017	1,782	1998	(l	)
1157 Valley Park Drive	Shakopee, MN	—	760	—	6,592	888	6,464	7,352	2,246	1999	(l	)
9600 West 76th Street	Eden Prairie, MN	2,260	1,000	2,450	155	1,034	2,571	3,605	733	2004	(l	)
9700 West 76th Street	Eden Prairie, MN	3,168	1,000	2,709	558	1,038	3,229	4,267	974	2004	(l	)
7600 69th Avenue	Greenfield, MN	—	1,500	8,328	1,388	1,510	9,706	11,216	2,898	2004	(l	)
5017 Boone Avenue North	New Hope, MN	2,023	1,000	1,599	(15)	1,009	1,575	2,584	665	2005	(l	)
2300 West Highway 13	Burnsville, MN	—	2,517	6,069	(2,577)	1,296	4,713	6,009	2,755	2005	(l	)
1087 Park Place	Shakopee, MN	4,241	1,195	4,891	(666)	1,198	4,222	5,420	846	2005	(l	)
5391 12th Avenue SE	Shakopee, MN	4,690	1,392	8,149	(339)	1,395	7,807	9,202	1,669	2005	(l	)
4701 Valley Industrial Blvd S	Shakopee, MN	5,738	1,296	7,157	(261)	1,299	6,893	8,192	1,984	2005	(l	)
316 Lake Hazeltine Drive	Chaska, MN	—	714	944	(111)	729	818	1,547	271	2006	(l	)
1225 Highway 169 North	Plymouth, MN	—	1,190	1,979	34	1,207	1,996	3,203	649	2006	(l	)
7035 Winnetka Avene North	Brooklyn Park, MN	4,308	1,275	—	6,469	1,343	6,401	7,744	901	2007	(l	)
139 Eva Street	St. Paul, MN	—	2,132	3,105	90	2,175	3,152	5,327	655	2008	(l	)
21900 Dodd Boulevard	Lakeville, MN	9,554	2,289	7,952	(1)	2,289	7,952	10,241	982	2010	(l	)
Nashville
3099 Barry Drive	Portland, TN	—	418	2,368	(687)	248	1,851	2,099	945	1996	(l	)
1931 Air Lane Drive	Nashville, TN	2,386	489	2,785	254	493	3,035	3,528	1,126	1997	(l	)
4640 Cummings Park	Nashville, TN	2,139	360	2,040	674	365	2,709	3,074	869	1999	(l	)
1740 River Hills Drive	Nashville, TN	2,983	848	4,383	624	888	4,967	5,855	1,687	2005	(l	)
211 Ellery Court	Nashville, TN	3,044	606	3,192	433	616	3,615	4,231	1,018	2007	(l	)
130 Maddox Road	Gallatin, TN	17,012	1,778	—	24,267	1,778	24,267	26,045	2,745	2008	(l	)
Northern New Jersey
14 World’s Fair Drive	Franklin, NJ	—	483	2,735	672	503	3,387	3,890	1,262	1997	(l	)
12 World’s Fair Drive	Franklin, NJ	—	572	3,240	1,002	593	4,221	4,814	1,530	1997	(l	)
22 World’s Fair Drive	Franklin, NJ	—	364	2,064	652	375	2,705	3,080	1,168	1997	(l	)
26 World’s Fair Drive	Franklin, NJ	—	361	2,048	561	377	2,593	2,970	953	1997	(l	)
24 World’s Fair Drive	Franklin, NJ	—	347	1,968	316	362	2,269	2,631	873	1997	(l	)
20 World’s Fair Drive Lot 13	Sumerset, NJ	—	9	—	2,555	691	1,873	2,564	548	1999	(l	)
45 Route 46	Pine Brook, NJ	—	969	5,491	906	978	6,388	7,366	1,870	2000	(l	)
43 Route 46	Pine Brook, NJ	—	474	2,686	563	479	3,244	3,723	996	2000	(l	)
39 Route 46	Pine Brook, NJ	—	260	1,471	156	262	1,625	1,887	490	2000	(l	)
26 Chapin Road	Pine Brook, NJ	4,807	956	5,415	787	965	6,193	7,158	1,936	2000	(l	)
30 Chapin Road	Pine Brook, NJ	4,562	960	5,440	393	969	5,824	6,793	1,696	2000	(l	)
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	2,950	1,534	11,465	12,999	3,971	2000	(l	)
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	514	396	2,713	3,109	783	2000	(l	)
55 Route 46	Pine Brook, NJ	—	396	2,244	(367)	314	1,959	2,273	673	2000	(l	)
16 Chapin Rod	Pine Brook, NJ	3,629	885	5,015	559	901	5,558	6,459	1,645	2000	(l	)
20 Chapin Road	Pine Brook, NJ	4,538	1,134	6,426	517	1,154	6,923	8,077	2,055	2000	(l	)
2500 Main Street	Sayreville, NJ	3,492	944	—	4,493	944	4,493	5,437	1,130	2002	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As Of December 31, 2012

						(c) Costs
						Capitalized
						Subsequent to
				(b)		Acquisition or	Gross Amount Carried
				Initial Cost		Completion	At Close of Period 12/31/12			Accumulated	Year	Depreciable
		Location	(a)		Buildings and	and Valuation		Building and		Depreciation	Acquired/	Lives
Building Address		(City/State)	Encumbrances	Land	Improvements	Provision	Land	Improvements	Total	12/31/2012	Constructed	(Years)
			(In thousands)
2400 Main Street		Sayreville, NJ	—	996	—	5,534	996	5,534	6,530	1,156	2003	(l	)
309-313 Pierce Street		Somerset, NJ	3,492	1,300	4,628	1,020	1,309	5,639	6,948	1,518	2004	(l	)
Philadelphia
3240 S. 78th Street		Philadelphia, PA	—	515	1,245	(256)	423	1,081	1,504	430	2005	(l	)
2455 Boulevard of Generals		Norristown, PA	3,543	1,200	4,800	1,088	1,226	5,862	7,088	1,530	2008	(l	)
Phoenix
1045 South Edward Drive		Tempe, AZ	—	390	2,160	164	396	2,318	2,714	787	1999	(l	)
50 South 56th Street		Chandler, AZ	—	1,206	3,218	1,246	1,252	4,418	5,670	787	2004	(l	)
4701 W. Jefferson		Phoenix, AZ	2,647	926	2,195	443	929	2,635	3,564	1,125	2005	(l	)
7102 W. Roosevelt		Phoenix, AZ	—	1,613	6,451	891	1,620	7,335	8,955	2,223	2006	(l	)
4137 West Adams Street		Phoenix, AZ	—	990	2,661	466	1,038	3,079	4,117	727	2006	(l	)
245 W. Lodge		Tempe, AZ	—	898	3,066	(1,890)	362	1,712	2,074	551	2007	(l	)
1590 E Riverview Dr.		Phoenix, AZ	—	1,293	5,950	401	1,292	6,352	7,644	947	2008	(l	)
14131 N. Rio Vista Blvd		Peoria, AZ	—	2,563	9,388	1,718	2,563	11,106	13,669	2,352	2008	(l	)
8716 W. Ludlow Drive		Peoria, AZ	—	2,709	10,970	1,237	2,709	12,207	14,916	2,087	2008	(l	)
3815 W. Washington St.		Phoenix, AZ	3,853	1,675	4,514	149	1,719	4,619	6,338	668	2008	(l	)
9180 W. Buckeye Road		Tolleson, AZ	7,154	1,904	6,805	2,140	1,923	8,926	10,849	1,400	2008	(l	)
Salt Lake City
350 Ironwood Drive	(i)	Salt Lake City, UT	—	2,688	15,643	3,967	2,688	19,610	22,298	7,107	1997	(l	)
1270 West 2320 South		West Valley, UT	—	138	784	183	143	962	1,105	398	1998	(l	)
1275 West 2240 South		West Valley, UT	—	395	2,241	338	408	2,566	2,974	960	1998	(l	)
1288 West 2240 South		West Valley, UT	—	119	672	104	123	772	895	270	1998	(l	)
2235 South 1300 West		West Valley, UT	—	198	1,120	339	204	1,453	1,657	478	1998	(l	)
1293 West 2200 South		West Valley, UT	—	158	896	158	163	1,049	1,212	366	1998	(l	)
1279 West 2200 South		West Valley, UT	—	198	1,120	349	204	1,463	1,667	558	1998	(l	)
1272 West 2240 South		West Valley, UT	—	336	1,905	399	347	2,293	2,640	814	1998	(l	)
1149 West 2240 South		West Valley, UT	—	217	1,232	158	225	1,382	1,607	501	1998	(l	)
1142 West 2320 South		West Valley, UT	—	217	1,232	101	225	1,325	1,550	482	1998	(l	)
1152 West 2240 South		West Valley, UT	—	1,652	—	2,577	669	3,560	4,229	1,231	2000	(l	)
1815-1957 South 4650 West		Salt Lake City, UT	7,290	1,707	10,873	306	1,713	11,173	12,886	2,331	2006	(l	)
2100 Alexander Street		West Valley, UT	1,248	376	1,670	156	376	1,826	2,202	331	2007	(l	)
2064 Alexander Street		West Valley, UT	2,156	864	2,771	191	869	2,957	3,826	746	2007	(l	)
Seattle
1901 Raymond Ave SW		Renton, WA	1,606	4,458	2,659	705	4,594	3,228	7,822	647	2008	(l	)
19014 64th Avenue South		Kent, WA	3,242	1,990	3,979	472	2,042	4,400	6,442	919	2008	(l	)
18640 68th Avenue South		Kent, WA	642	1,218	1,950	379	1,258	2,289	3,547	516	2008	(l	)
3480 Marginal Way		Seattle, WA	—	9,139	5,881	1,224	9,340	6,903	16,243	651	2008	(l	)
Southern California
1944 Vista Bella Way		Rancho Domingue, CA	3,792	1,746	3,148	555	1,822	3,627	5,449	1,074	2005	(l	)
2000 Vista Bella Way		Rancho Domingue, CA	1,388	817	1,673	287	853	1,924	2,777	570	2005	(l	)
2835 East Ana Street		Rancho Domingue, CA	2,946	1,682	2,750	(227)	1,772	2,433	4,205	700	2005	(l	)
16275 Technology Drive		San Diego, CA	—	2,848	8,641	(139)	2,859	8,491	11,350	1,885	2005	(l	)
665 N. Baldwin Park Blvd.		City of Industry, CA	4,522	2,124	5,219	1,587	2,143	6,787	8,930	1,813	2006	(l	)
27801 Avenue Scott		Santa Clarita, CA	7,444	2,890	7,020	788	2,902	7,796	10,698	1,796	2006	(l	)
2610 & 2660 Columbia St		Torrance, CA	4,828	3,008	5,826	804	3,031	6,607	9,638	1,344	2006	(l	)
433 Alaska Avenue		Torrance, CA	—	681	168	19	684	184	868	80	2006	(l	)
4020 S. Compton Ave		Los Angeles, CA	—	3,800	7,330	71	3,825	7,376	11,201	1,412	2006	(l	)
6305 El Camino Real		Carlsbad, CA	—	1,590	6,360	7,563	1,590	13,923	15,513	2,516	2006	(l	)
2325 Camino Vida Roble		Carlsbad, CA	2,063	1,441	1,239	629	1,446	1,863	3,309	400	2006	(l	)
2335 Camino Vida Roble		Carlsbad, CA	1,115	817	762	173	821	931	1,752	282	2006	(l	)
2345 Camino Vida Roble		Carlsbad, CA	770	562	456	88	565	541	1,106	198	2006	(l	)
2355 Camino Vida Roble		Carlsbad, CA	615	481	365	139	483	502	985	145	2006	(l	)
2365 Camino Vida Roble		Carlsbad, CA	1,172	1,098	630	121	1,102	747	1,849	223	2006	(l	)
2375 Camino Vida Roble		Carlsbad, CA	1,511	1,210	874	185	1,214	1,055	2,269	316	2006	(l	)
6451 El Camino Real		Carlsbad, CA	—	2,885	1,931	642	2,895	2,563	5,458	703	2006	(l	)
8572 Spectrum Lane		San Diego, CA	2,234	806	3,225	439	807	3,663	4,470	718	2007	(l	)
13100 Gregg Street		Poway, CA	—	1,040	4,160	474	1,073	4,601	5,674	1,165	2007	(l	)
21730-21748 Marilla St.		Chatsworth, CA	3,014	2,585	3,210	42	2,608	3,229	5,837	688	2007	(l	)
8015 Paramount		Pico Rivera, CA	—	3,616	3,902	61	3,657	3,922	7,579	1,035	2007	(l	)
3365 E. Slauson		Vernon, CA	—	2,367	3,243	40	2,396	3,254	5,650	905	2007	(l	)
3015 East Ana		Rancho Domingue, CA	—	19,678	9,321	7,501	20,144	16,356	36,500	4,035	2007	(l	)
19067 Reyes Ave		Rancho Domingue, CA	—	9,281	3,920	202	9,381	4,022	13,403	1,309	2007	(l	)
24870 Nandina Avenue		Moreno Valley, CA	—	13,543	—	19,589	6,482	26,650	33,132	114	2012	(l	)
1250 Rancho Conejo Blvd.		Thousand Oaks, CA	—	1,435	779	39	1,441	812	2,253	230	2007	(l	)
1260 Rancho Conejo Blvd.		Thousand Oaks, CA	—	1,353	722	(804)	675	596	1,271	221	2007	(l	)
1270 Rancho Conejo Blvd.		Thousand Oaks, CA	—	1,224	716	21	1,229	732	1,961	211	2007	(l	)
1280 Rancho Conejo Blvd.		Thousand Oaks, CA	3,033	2,043	3,408	(240)	2,051	3,160	5,211	492	2007	(l	)
1290 Rancho Conejo Blvd		Thousand Oaks, CA	2,615	1,754	2,949	(204)	1,761	2,738	4,499	430	2007	(l	)
100 West Sinclair Street		Riverside, CA	—	4,894	3,481	(4,556)	1,819	2,000	3,819	1,008	2007	(l	)
14050 Day Street		Moreno Valley, CA	3,505	2,538	2,538	291	2,565	2,801	5,366	556	2008	(l	)
12925 Marlay Avenue		Fontana, CA	9,688	6,072	7,891	762	6,090	8,635	14,725	2,198	2008	(l	)
18201-18291 Santa Fe		Rancho Domingue, CA	10,393	6,720	—	9,191	6,897	9,014	15,911	1,152	2008	(l	)
1011 Rancho Conejo		Thousand Oaks, CA	5,705	7,717	2,518	(186)	7,752	2,296	10,048	704	2008	(l	)
2300 Corporate Center Drive		Thousand Oaks, CA	—	6,506	4,885	(5,485)	3,236	2,670	5,906	660	2008	(l	)
19021 S. Reyes Ave.		Rancho Domingue, CA	—	8,183	7,501	756	8,545	7,895	16,440	1,105	2008	(l	)
Southern New Jersey
2060 Springdale Road		Cherry Hill, NJ	—	258	1,436	805	258	2,241	2,499	847	1998	(l	)
111 Whittendale Drive		Morrestown, NJ	1,916	522	2,916	395	522	3,311	3,833	977	2000	(l	)
7851 Airport Highway		Pennsauken, NJ	—	160	508	381	162	887	1,049	275	2003	(l	)
103 Central Avenue		Mt. Laurel, NJ	—	610	1,847	1,131	619	2,969	3,588	812	2003	(l	)
7890 Airport Hwy/7015 Central		Pennsauken, NJ	1,312	300	989	511	425	1,375	1,800	736	2006	(l	)
600 Creek Road		Delanco, NJ	—	2,125	6,504	(1,955)	1,557	5,117	6,674	2,382	2007	(l	)
1070 Thomas Busch Memorial Hwy		Pennsauken, NJ	2,681	1,054	2,278	84	1,084	2,332	3,416	608	2007	(l	)
St. Louis
10431 Midwest Industrial Blvd		Olivette, MO	1,343	237	1,360	460	237	1,820	2,057	757	1994	(l	)
10751 Midwest Industrial Blvd		Olivette, MO	—	193	1,119	262	194	1,380	1,574	537	1994	(l	)
6951 N Hanley	(d)	Hazelwood, MO	—	405	2,295	2,353	419	4,634	5,053	1,530	1996	(l	)
1067-1083 Warson-Bldg A		St. Louis, MO	1,681	246	1,359	812	251	2,166	2,417	520	2002	(l	)
1093-1107 Warson-Bldg B		St. Louis, MO	2,835	380	2,103	1,592	388	3,687	4,075	830	2002	(l	)
1113-1129 Warson-Bldg C		St. Louis, MO	2,360	303	1,680	1,409	310	3,082	3,392	860	2002	(l	)
1131-1151 Warson-Bldg D		St. Louis, MO	2,181	353	1,952	829	360	2,774	3,134	870	2002	(l	)
6821-6857 Hazelwood Avenue		Berkeley, MO	4,753	985	6,205	614	985	6,819	7,804	1,875	2003	(l	)
13701 Rider Trail North		Earth City, MO	—	800	2,099	641	804	2,736	3,540	755	2003	(l	)
1908-2000 Innerbelt	(d)	Overland, MO	7,736	1,590	9,026	1,001	1,591	10,026	11,617	3,200	2004	(l	)
9060 Latty Avenue		Berkeley, MO	—	687	1,947	(293)	694	1,647	2,341	1,176	2006	(l	)
21-25 Gateway Commerce Center		Edwardsville, IL	22,368	1,874	31,958	206	1,928	32,110	34,038	5,756	2006	(l	)

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As Of December 31, 2012

							(c) Costs
							Capitalized
							Subsequent to
					(b)		Acquisition or	Gross Amount Carried
					Initial Cost		Completion	At Close of Period 12/31/12					Accumulated		Year	Depreciable
			Location	(a)		Buildings and	and Valuation			Building and			Depreciation		Acquired/	Lives
Building Address			(City/State)	Encumbrances	Land	Improvements	Provision	Land		Improvements		Total	12/31/2012		Constructed	(Years)
				(In thousands)
6647 Romiss Court			St. Louis, MO	—	230	681	72	241		742		983	242		2008	(l	)
Tampa
5313 Johns Road			Tampa, FL	—	204	1,159	227	257		1,333		1,590	485		1997	(l	)
5525 Johns Road			Tampa, FL	—	192	1,086	424	200		1,502		1,702	707		1997	(l	)
5709 Johns Road			Tampa, FL	—	192	1,086	158	200		1,236		1,436	463		1997	(l	)
5711 Johns Road			Tampa, FL	—	243	1,376	140	255		1,504		1,759	560		1997	(l	)
5453 W Waters Avenue			Tampa, FL	—	71	402	150	82		541		623	196		1997	(l	)
5455 W Waters Avenue			Tampa, FL	—	307	1,742	738	326		2,461		2,787	857		1997	(l	)
5553 W Waters Avenue			Tampa, FL	—	307	1,742	472	326		2,195		2,521	853		1997	(l	)
5501 W Waters Avenue			Tampa, FL	—	215	871	312	242		1,156		1,398	435		1997	(l	)
5503 W Waters Avenue			Tampa, FL	—	98	402	289	110		679		789	271		1997	(l	)
5555 W Waters Avenue			Tampa, FL	—	213	1,206	237	221		1,435		1,656	584		1997	(l	)
5557 W Waters Avenue			Tampa, FL	—	59	335	44	62		376		438	139		1997	(l	)
5461 W Waters Avenue			Tampa, FL	—	261	—	1,444	265		1,440		1,705	629		1998	(l	)
5481 W. Waters Avenue			Tampa, FL	—	558	—	2,498	561		2,495		3,056	877		1999	(l	)
4515-4519 George Road			Tampa, FL	2,489	633	3,587	760	640		4,340		4,980	1,281		2001	(l	)
6089 Johns Road			Tampa, FL	913	180	987	129	186		1,110		1,296	350		2004	(l	)
6091 Johns Road			Tampa, FL	669	140	730	88	144		814		958	277		2004	(l	)
6103 Johns Road			Tampa, FL	1,095	220	1,160	128	226		1,282		1,508	418		2004	(l	)
6201 Johns Road			Tampa, FL	1,016	200	1,107	164	205		1,266		1,471	475		2004	(l	)
6203 Johns Road			Tampa, FL	1,274	300	1,460	101	311		1,550		1,861	642		2004	(l	)
6205 Johns Road			Tampa, FL	1,215	270	1,363	146	278		1,501		1,779	352		2004	(l	)
6101 Johns Road			Tampa, FL	781	210	833	92	216		919		1,135	337		2004	(l	)
4908 Tampa West Blvd			Tampa, FL	—	2,622	8,643	(820)	2,635		7,810		10,445	2,121		2005	(l	)
11701 Belcher Road South			Largo, FL	—	1,657	2,768	(1,595)	852		1,978		2,830	616		2006	(l	)
4900-4914 Creekside Drive	(h	)	Clearwater, FL	—	3,702	7,338	(3,461)	2,221		5,358		7,579	1,588		2006	(l	)
12345 Starkey Road			Largo, FL	—	898	2,078	(462)	599		1,915		2,514	700		2006	(l	)
Toronto
114 Packham Rd			Stratford, ON	—	1,000	3,526	854	1,016		4,364		5,380	2,150		2007	(l	)
Other
5050 Kendrick Court			Grand Rapids, MI	—	1,721	11,433	(2,352)	988		9,814		10,802	6,843		1994	(l	)
6266 Hurt Road			Horn Lake, MS	—	427	—	4,092	387		4,132		4,519	885		2004	(l	)
6301 Hazeltine National Drive			Orlando, FL	3,887	909	4,613	276	920		4,878		5,798	1,559		2005	(l	)
12626 Silicon Drive			San Antonio, TX	2,931	768	3,448	(216)	779		3,221		4,000	880		2005	(l	)
3100 Pinson Valley Parkway			Birmingham, AL	—	303	742	(215)	225		605		830	235		2005	(l	)
10330 I Street			Omaha, NE	—	1,808	8,340	(1,457)	1,619		7,072		8,691	2,361		2006	(l	)
3730 Wheeler Avenue			Fort Smith, AR	—	720	2,800	(561)	589		2,370		2,959	645		2006	(l	)
3200 Pond Station			Jefferson County, KY	—	2,074	—	9,890	2,120		9,844		11,964	1,417		2007	(l	)
7501 NW 106th Terrace			Kansas City, MO	11,611	4,152	—	13,624	4,228		13,548		17,776	1,426		2008	(l	)
600 Greene Drive			Greenville, KY	—	294	8,570	3	296		8,571		8,867	3,655		2008	(l	)
Developments / Land Parcels				—
Developments / Land Parcels	(j	)		—	122,177	106	6,330 (m)	116,120		12,493		128,613	1,378

Total				$656,329	$628,652	$1,546,329	$579,292	$600,794	(k)	$2,153,479	(k)	$2,754,273	$642,439	(k)

FIRST INDUSTRIAL, LP.

SCHEDULE III:

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2012

NOTES:

(a)	See description of encumbrances in Note 7 to Notes to Consolidated Financial Statements.
(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with FASB’s guidance on business combinations.
(c)	Improvements are net of the write-off of fully depreciated assets and impairment of real estate.
(d)	Comprised of two properties.
(e)	Comprised of three properties.
(f)	Comprised of four properties.
(g)	Comprised of five properties.
(h)	Comprised of eight properties.
(i)	Comprised of 27 properties.
(j)	These properties represent developable land and developments that have not been placed in service and land parcels for which we receive ground lease income.
(k)

	Amounts Included in Real Estate Held for Sale	Amounts Within Net Investment in Real Estate	Gross Amount Carried At Close of Period December 31, 2012
Land	$2,390	$598,404	$600,794
Buildings and Improvements	7,104	2,146,375	2,153,479
Less: Accumulated Depreciation	(2,958)	(639,481)	(642,439)

Subtotal	6,536	2,105,298	2,111,834
Construction in Progress	—	19,228	19,228

Net Investment in Real Estate	$6,536	$2,124,526	$2,131,062

Deferred Rent Receivable, Net and Other Assets, Net	229

Total at December 31, 2012	$6,765

(l)	Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	7 to 50 years
Land Improvements	3 to 20 years
Tenant Improvements	Life of lease

(m)	Includes foreign currency translation adjustments.

At December 31, 2012, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.7 billion (excluding construction in progress).

The changes in investment in real estate, including investment in real estate held for sale, for the three years ended December 31, 2012 are as follows:

	2012	2011	2010
		(In thousands)
Balance, Beginning of Year	$2,766,989	$2,791,667	$2,987,950
Acquisition of Real Estate Assets	58,886	22,953	17,595
Construction Costs and Improvements	64,600	66,130	47,208
Disposition of Real Estate Assets	(90,794)	(86,732)	(46,458)
Impairment of Real Estate	(1,101)	2,079	(186,160)
Write-off of Fully Depreciated Assets	(25,079)	(29,108)	(28,468)

Balance, End of Year	$2,773,501	$2,766,989	$2,791,667

The changes in accumulated depreciation, including accumulated depreciation for real estate held for sale, for the three years ended December 31, 2012 are as follows:

	2012	2011	2010
		(In thousands)
Balance, Beginning of Year	$609,986	$581,851	$522,229
Depreciation for Year	88,123	85,849	92,290
Disposition of Assets	(30,591)	(28,606)	(4,200)
Write-off of Fully Depreciated Assets	(25,079)	(29,108)	(28,468)

Balance, End of Year	$642,439	$609,986	$581,851

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date
/s/ W. EDWIN TYLER W. Edwin Tyler	Chairman of the Board of Directors	February 28, 2013

/s/ BRUCE W. DUNCAN Bruce W. Duncan	President, Chief Executive Officer and Director	February 28, 2013

/s/ MATTHEW DOMINSKI Matthew Dominski	Director	February 28, 2013

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Director	February 28, 2013

/s/ JOHN E. RAU John E. Rau	Director	February 28, 2013

/s/ L. PETER SHARPE L. Peter Sharpe	Director	February 28, 2013