Form 10-Q
period 2013-03-31
FIRST INDUSTRIAL LP
filed 2013-05-07
CIK 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended March 31, 2013

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited) (In thousands except unit and per unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$598,604	$598,404
Buildings and Improvements	2,129,547	2,146,375
Construction in Progress	30,458	19,228
Less: Accumulated Depreciation	(645,123)	(639,481)
Net Investment in Real Estate	2,113,486	2,124,526
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $7,737 and $3,050	19,000	6,765
Investments in and Advances to Other Real Estate Partnerships	181,679	178,104
Cash and Cash Equivalents	21,109	4,357
Tenant Accounts Receivable, Net	3,856	3,867
Investments in Joint Ventures	1,043	1,012
Deferred Rent Receivable, Net	47,988	47,930
Deferred Financing Costs, Net	10,034	10,948
Deferred Leasing Intangibles, Net	26,860	29,374
Prepaid Expenses and Other Assets, Net	100,939	96,999
Total Assets	$2,525,994	$2,503,882
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$639,000	$656,329
Senior Unsecured Notes, Net	470,533	474,150
Unsecured Credit Facility	18,000	98,000
Accounts Payable, Accrued Expenses and Other Liabilities	70,030	78,876
Deferred Leasing Intangibles, Net	12,659	13,597
Rents Received in Advance and Security Deposits	27,167	27,327
Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $507 and $0	598	—
Distributions Payable	13,825	452
Total Liabilities	1,251,812	1,348,731
Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units	217,971	217,971
General Partner Units (107,485,907 and 98,767,913 units outstanding)	978,608	859,727
Limited Partners Units (4,702,341 units outstanding)	83,662	84,282
Accumulated Other Comprehensive Loss	(6,059)	(6,829)
Total Partners’ Capital	1,274,182	1,155,151
Total Liabilities and Partners’ Capital	$2,525,994	$2,503,882
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Unaudited) (In thousands except per unit data)
Revenues:
Rental Income	$56,237	$54,018
Tenant Recoveries and Other Income	17,231	16,140
Total Revenues	73,468	70,158
Expenses:
Property Expenses	24,754	23,193
General and Administrative	6,456	5,559
Impairment of Real Estate	—	8
Depreciation and Other Amortization	24,257	27,724
Total Expenses	55,467	56,484
Other Income (Expense):
Interest Income	586	946
Interest Expense	(17,648)	(21,209)
Amortization of Deferred Financing Costs	(802)	(823)
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	(4)	124
(Loss) Gain from Retirement of Debt	(1,150)	1
Total Other Income (Expense)	(19,018)	(20,961)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures, Gain on Change in Control of Interests and Income Tax Benefit	(1,017)	(7,287)
Equity in Income of Other Real Estate Partnerships	2,172	1,098
Equity in Income of Joint Ventures	20	91
Gain on Change in Control of Interests	—	776
Income Tax Benefit	62	91
Income (Loss) from Continuing Operations	1,237	(5,231)
Discontinued Operations:
Income Attributable to Discontinued Operations	447	136
(Loss) Gain on Sale of Real Estate	(3,074)	6,199
(Loss) Income from Discontinued Operations	(2,627)	6,335
(Loss) Income Before Gain on Sale of Real Estate	(1,390)	1,104
Gain on Sale of Real Estate	262	—
Net (Loss) Income	(1,128)	1,104
Less: Preferred Unit Distributions	(3,837)	(4,762)
Net Loss Available to Unitholders and Participating Securities	$(4,965)	$(3,658)
Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(0.02)	$(0.11)
(Loss) Income from Discontinued Operations Attributable to Unitholders	$(0.03)	$0.07
Net Loss Available to Unitholders	$(0.05)	$(0.04)
Distributions Per Unit	$0.085	$—
Weighted Average Units Outstanding	105,477	91,811
Net Loss Available to Unitholders Attributable to:
General Partner	$(4,745)	$(3,451)
Limited Partners	(220)	(207)
Net Loss Available to Unitholders and Participating Securities	$(4,965)	$(3,658)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Unaudited) (In thousands)
Net (Loss) Income	$(1,128)	$1,104
Amortization of Interest Rate Protection Agreements	585	540
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	183	20
Foreign Currency Translation Adjustment	2	28
Comprehensive (Loss) Income	$(358)	$1,692
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Preferred Units	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Total
	(Unaudited) (In thousands)
Balance as of December 31, 2012	$217,971	$859,727	$84,282	$(6,829)	$1,155,151
Issuance of General Partner Units, Net of Issuance Costs	—	132,050	—	—	132,050
Stock Based Compensation Activity	—	712	—	—	712
Distributions	—	(9,136)	(400)	—	(9,536)
Preferred Unit Distributions	(3,837)	—	—	—	(3,837)
Net Income (Loss)	3,837	(4,745)	(220)	—	(1,128)
Other Comprehensive Income	—	—	—	770	770
Balance as of March 31, 2013	$217,971	$978,608	$83,662	$(6,059)	$1,274,182
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(1,128)	$1,104
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation	19,987	23,633
Amortization of Deferred Financing Costs	802	823
Other Amortization	7,524	7,138
Impairment of Real Estate, Net	—	1,101
Provision for Bad Debt	164	195
Equity in Income of Joint Ventures	(20)	(91)
Distributions from Joint Ventures	—	27
Loss (Gain) on Sale of Real Estate	2,812	(6,199)
Gain on Change in Control of Interests	—	(776)
Loss (Gain) from Retirement of Debt	1,150	(1)
Mark-to-Market Loss (Gain) on Interest Rate Protection Agreements	4	(124)
Equity in Income of Other Real Estate Partnerships	(2,172)	(1,098)
Distributions from Investment in Other Real Estate Partnerships	2,172	1,098
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(1,557)	(423)
Increase in Deferred Rent Receivable	(1,300)	(1,085)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(9,246)	708
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	(856)	—
Net Cash Provided by Operating Activities	18,336	26,030
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(9,745)	(9,598)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(22,649)	(17,119)
Net Proceeds from Sales of Investments in Real Estate	10,670	19,467
Investments in and Advances to Other Real Estate Partnerships	(10,396)	(4,530)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	6,821	8,630
Contributions to and Investments in Joint Ventures	(18)	(5)
Repayments of Notes Receivable	152	8,007
Increase in Escrows	(256)	—
Net Cash (Used in) Provided by Investing Activities	(25,421)	4,852
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(98)	(88)
Unit Contributions	132,258	18,063
Repurchase and Retirement of Restricted Units	(2,401)	(785)
Preferred Unit Distributions Paid / Advanced	(4,289)	(4,311)
Payments on Interest Rate Swap Agreement	(305)	(280)
Repayments on Mortgage and Other Loans Payable	(17,319)	(14,709)
Repayments of Senior Unsecured Notes	(3,995)	(406)
Proceeds from Unsecured Credit Facility	52,000	38,000
Repayments on Unsecured Credit Facility	(132,000)	(72,000)
Net Cash Provided by (Used in) Financing Activities	23,851	(36,516)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14)	7
Net Increase (Decrease) in Cash and Cash Equivalents	16,766	(5,634)
Cash and Cash Equivalents, Beginning of Year	4,357	7,624
Cash and Cash Equivalents, End of Year	$21,109	$1,997
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per unit data)
1. Organization and Formation of Partnership
First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 95.8% common ownership interest at March 31, 2013. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units (“Preferred Units”) with an aggregate liquidation priority of $225,000 at March 31, 2013. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 4.2% interest in the Operating Partnership at March 31, 2013. Operations are also conducted through other partnerships and limited liability companies (“LLCs”) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein. Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries.
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
As of March 31, 2013, we owned 644 industrial properties located in 25 states in the United States and one province in Canada, containing an aggregate of approximately 55.6 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2013, the Other Real Estate Partnerships owned 66 industrial properties containing an aggregate of approximately 7.6 million square feet of GLA.
Profits, losses and distributions of us, the LLCs and Other Real Estate Partnerships are allocated to the general partner and the limited partners or the members, as applicable, in accordance with the provisions contained within the partnership agreements, operating agreements or other ownership agreements, as applicable.
The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The 2012 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2012 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2012 audited consolidated financial statements included in our 2012 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2013 and December 31, 2012, and the reported amounts of revenues and expenses for the three months ended March 31, 2013 and 2012. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2013 and December 31, 2012, and the results of our operations and comprehensive income for each of the three months ended March 31, 2013 and 2012, and our cash flows for each of the three months ended March 31, 2013 and 2012, and all adjustments are of a normal recurring nature.

Reclassifications
Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation. Additionally, the results of operations for the three months ended March 31, 2013 include an adjustment of $1,561 to decrease depreciation and amortization expense which should have been recorded during previous periods. Management evaluated the impact of the adjustment and does not believe it is material to the results of the anticipated full year, current period or any previous period.
IRS Tax Refund
On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40,418 in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. As previously reported, the IRS examination team, which is required by statute to review all refund claims in excess of $2,000 on behalf of the Joint Committee on Taxation, indicated to us that it disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. During the year ended December 31, 2012, we reached an agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income was $13,700, which equates to approximately $4,806 of taxes owed. We are also required to pay accrued interest which is approximately $490 as of March 31, 2013. During the year ended December 31, 2012, the Operating Partnership recorded the charge for the agreed-upon adjustment and the related estimated accrued interest which was reflected as a component of income tax expense. During 2013, the settlement amount was approved by the Joint Committee on Taxation.
As a result of the Joint Committee on Taxation's approval, during 2013, we entered into closing agreements with the IRS that determined the timing of the settlement on the tax characterization of the limited partners of the Operating Partnership and the stockholders of the Company. Pursuant to these closing agreements, $8,238 of the preferred stock distributions for the year ended December 31, 2012 are taxable as capital gain.
Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires that public companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. ASU 2013-02 is effective for annual periods beginning after December 15, 2012, and is to be applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.
3. Investment in Real Estate
Acquisitions
During the three months ended March 31, 2013, we acquired two land parcels. The purchase price of the land parcels was approximately $9,334, excluding costs incurred in conjunction with the acquisition of the land parcels.
Sales and Discontinued Operations
During the three months ended March 31, 2013, we sold four industrial properties comprising approximately 0.2 million square feet of GLA and two land parcels. Gross proceeds from the sales of the industrial properties and land parcels were approximately $11,187. The net loss on the sale of the industrial properties was approximately $2,812. The four sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and net loss on sale of real estate for the four industrial properties sold are included in discontinued operations. The results of operations and gain on sale of real estate for the two land parcels that do not meet the criteria to be included in discontinued operations are included in continuing operations.
At March 31, 2013, we had four industrial properties comprising approximately 0.8 million square feet of GLA and one land parcel held for sale. The results of operations of these industrial properties held for sale at March 31, 2013 are included in discontinued operations. There can be no assurance that such industrial properties or land parcel held for sale will be sold.

Income from discontinued operations for the three months ended March 31, 2012 reflects the results of operations of the four industrial properties that were sold during the three months ended March 31, 2013, the results of operations of 26 industrial properties that were sold during the year ended December 31, 2012, the results of operations of the four industrial properties identified as held for sale at March 31, 2013 and the gain on sale of real estate relating to three industrial properties that were sold during the three months ended March 31, 2012.

The following table discloses certain information regarding the industrial properties included in discontinued operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Total Revenues	$1,009	$3,900
Property Expenses	(244)	(1,645)
Impairment of Real Estate	—	(1,093)
Depreciation and Amortization	(318)	(1,026)
(Loss) Gain on Sale of Real Estate	(3,074)	6,199
(Loss) Income from Discontinued Operations	$(2,627)	$6,335
At March 31, 2013 and December 31, 2012, we had notes receivable outstanding of approximately $41,065 and $41,201, net of a discount of $239 and $255, respectively, which are included as a component of Prepaid Expenses and Other Assets, Net. At March 31, 2013 and December 31, 2012, the fair value of the notes receivable was $43,267 and $44,783, respectively. The fair value of our notes receivable was determined by discounting the future cash flows using current rates at which similar notes with similar remaining maturities would be made to other borrowers. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value of our notes receivable was primarily based upon Level 3 inputs, as discussed below.
Impairment Charges
During the three months ended March 31, 2012, we recorded the following net non-cash impairment charges:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Sold Operating Properties — Discontinued Operations	$—	$1,093
Held for Use Operating Properties — Continuing Operations	—	8
Total Net Impairment	$—	$1,101
The net impairment charges for assets that qualify to be classified as held for sale are calculated as the difference of the carrying value of the properties and land parcels over the fair value less costs to sell. On the date an asset no longer qualifies to be classified as held for sale, the carrying value must be reestablished at the lower of the estimated fair market value of the asset or the carrying value of the asset prior to held for sale classification, adjusted for any depreciation and amortization that would have been recorded if the asset had not been classified as held for sale. The net impairment charges recorded during the three months ended March 31, 2012 are due to updated fair market values for certain industrial properties whose estimated fair market values had changed since December 31, 2011 and were either sold during 2012 or were classified as held for sale at December 31, 2011, but no longer qualify to be classified as held for sale at March 31, 2012. Catch-up depreciation and amortization was recorded during the three months ended March 31, 2012 for certain assets that no longer were classified as held for sale.

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
The following table presents information about our real estate assets that were measured at fair value on a non-recurring basis during the three months ended March 31, 2012. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

		Fair Value Measurements on a Non-Recurring Basis Using:
Description	Three Months Ended March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment
Long-lived Assets Held for Sale or Sold*	$27,257	—	—	$27,257	$(1,194)
Long-lived Assets Held and Used*	$8,303	—	—	$8,303	(39)
					$(1,233)
_____________________

* Excludes industrial properties for which an impairment reversal of $132 was recorded during the three months ended March 31, 2012, since the related assets are recorded at carrying value, which is lower than estimated fair value at March 31, 2012.
The following table presents quantitative information about the Level 3 fair value measurements at March 31, 2012.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value at March 31, 2012	Valuation Technique	Unobservable Inputs	Range
One Industrial Property comprising approximately 0.01 million square feet of GLA	$585	Discounted Cash Flow	Discount Rate	11.75%
			Market Rent Growth Rate	2%
			Expense Growth Rate	2%
			Rental Rates Per Square Foot (A)	$4.25
			Terminal Capitalization Rate	10%
Thirteen Industrial Properties comprising approximately 2.1 million square feet of GLA	$34,975	3rd Party Pricing	(B)	N/A

(A)	Estimates for market rental rates upon stabilization of the property.

(B)
The fair value for the properties is based upon the value of either a third party letters of intent, subject to our corroboration for reasonableness. Certain of the properties are included in portfolios whereby the letter of intent pricing relates to the respective portfolio. The estimated purchase price for the portfolio was allocated to the individual properties within the portfolio based upon their relative fair value.

4. Investments in and Advances to Other Real Estate Partnerships
The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.
Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:
Condensed Combined Balance Sheets

	March 31, 2013	December 31, 2012
ASSETS
Assets:
Net Investment in Real Estate	$264,959	$264,284
Note Receivable	141,371	142,982
Other Assets, Net	35,287	34,476
Total Assets	$441,617	$441,742
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$106,832	$107,287
Other Liabilities, Net	9,936	11,570
Partners’ Capital	324,849	322,885
Total Liabilities and Partners’ Capital	$441,617	$441,742
Operating Partnership's Share of Equity	$323,612	$321,663
Basis Differentials (1)	(141,933)	(143,559)
Carrying Value of the Operating Partnership's Investments in Other Real Estate Partnerships	$181,679	$178,104
_________________
(1)    This amount represents the aggregate difference between the Operating Partnership's historical cost basis and the basis reflected at the Other Real Estate Partnerships' level. Basis differentials relate to the elimination of a note receivable and related accrued interest between a Other Real Estate Partnership and wholly owned subsidiaries of the Operating Partnership.
Condensed Combined Statements of Operations

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Total Revenues	$9,800	$10,037
Property Expenses	(3,176)	(2,997)
Impairment of Real Estate	—	172
Depreciation and Other Amortization	(3,050)	(4,285)
Interest Income	1,319	2,143
Interest Expense	(1,315)	(1,484)
Amortization of Deferred Financing Costs	(52)	(52)
Income from Continuing Operations	3,526	3,534
Loss from Discontinued Operations	—	(265)
Net Income	$3,526	$3,269
5. Investments in Joint Ventures

At March 31, 2013, the 2003 Net Lease Joint Venture owned five industrial properties comprising approximately 2.7 million square feet of GLA. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the FASB guidance on the consolidation of variable interest entities. We continue to conclude that we are not the primary beneficiary of this venture. As of March 31, 2013, our investment in the 2003 Net Lease Joint Venture is $1,043. Our maximum exposure to loss is equal to our investment. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of March 31, 2013, the 2007 Europe Joint Venture did not own any properties.
At March 31, 2013 and December 31, 2012, we have receivables from the Joint Ventures in the aggregate amount of $18 and $19, respectively. These receivable amounts are included in Prepaid Expenses and Other Assets, Net. During the three months ended March 31, 2013 and 2012, we recognized fees from our Joint Ventures of $58 and $76, respectively.
6. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2013	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2013	December 31, 2012
Mortgage Loans Payable, Net	$639,000	$656,329	4.03% – 8.26%	4.03% – 8.26%	January 2014- September 2022
Unamortized Premiums	(151)	(161)
Mortgage Loans Payable, Gross	$638,849	$656,168

Senior Unsecured Notes, Net
2016 Notes	$159,524	$159,510	5.750%	5.91%	1/15/2016
2017 Notes	55,386	55,385	7.500%	7.52%	12/1/2017
2027 Notes	6,066	6,066	7.150%	7.11%	5/15/2027
2028 Notes	51,264	55,261	7.600%	8.13%	7/15/2028
2032 Notes	11,501	11,500	7.750%	7.87%	4/15/2032
2014 Notes	80,040	79,683	6.420%	6.54%	6/1/2014
2017 II Notes	106,752	106,745	5.950%	6.37%	5/15/2017
Subtotal	$470,533	$474,150
Unamortized Discounts	2,187	2,570
Senior Unsecured Notes, Gross	$472,720	$476,720
Unsecured Credit Facility	$18,000	$98,000	1.904%	1.904%	12/12/2014
Mortgage Loans Payable, Net
During the three months ended March 31, 2013, we paid off and retired prior to maturity mortgage loans payable in the amount of $14,283. In connection with these prepayments, we recognized $371 as loss from retirement of debt for the three months ended March 31, 2013.

As of March 31, 2013, mortgage loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $816,961. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of March 31, 2013.
Senior Unsecured Notes, Net
During the three months ended March 31, 2013, we repurchased and retired the following senior unsecured notes prior to maturity:

	Principal Amount Repurchased	Purchase Price
2028 Notes	4,000	4,566
In connection with this repurchase prior to maturity, we recognized $779 as loss from retirement of debt for the three months ended March 31, 2013, which is the difference between the repurchase price of $4,566 and the principal amount retired of $4,000, net of the pro rata write off of the unamortized debt issue discount, the unamortized deferred financing costs and the unamortized settlement amount of the interest rate protection agreements related to the repurchase of $2, $28 and $183, respectively.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments as of March 31, 2013 of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2013	$9,225
2014	151,852
2015	39,226
2016	288,953
2017	172,213
Thereafter	468,100
Total	$1,129,569
Our unsecured credit facility (the “Unsecured Credit Facility”) and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that we were in compliance with all covenants as of March 31, 2013. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs.
Fair Value
At March 31, 2013 and December 31, 2012, the fair values of our indebtedness were as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$639,000	$680,531	$656,329	$699,903
Senior Unsecured Notes, Net	470,533	517,288	474,150	516,943
Unsecured Credit Facility	18,000	18,031	98,000	98,192
Total	$1,127,533	$1,215,850	$1,228,479	$1,315,038
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value for our mortgage loans payable was primarily based upon Level 3 inputs. The fair value of the senior unsecured notes was determined by using rates, as advised by our bankers, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. We have determined that our estimation of the fair value of our fixed rate unsecured debt was primarily based upon Level 3 inputs. The fair value of the Unsecured Credit Facility was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. The current market rate utilized for our Unsecured Credit Facility was internally estimated; therefore, we have concluded that our determination of fair value was primarily based upon Level 3 inputs.
7. Partners’ Capital
Unit Contributions
During the three months ended March 31, 2013, the Company issued 8,400,000 shares of the Company’s common stock in an underwritten public offering. Net proceeds were approximately $132,050. The proceeds were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution.

During the three months ended March 31, 2013, the Company awarded 284,461 shares of restricted stock awards to certain employees, which had a fair value of approximately $4,719 on the date of approval by the Compensation Committee of the Board of Directors. We issued Units to the Company in the same amounts. The restricted stock awards granted during the quarter vest over a period of three years. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of the shares. If vesting of a recipient's restricted stock is not contingent upon future service, the expense is recognized immediately at the date of grant. During the three months ended March 31, 2013, we recognized $1,008 of compensation expense related to restricted shares granted during the quarter to the Chief Executive Officer for which future service was not required.
During the three months ended March 31, 2013 and 2012, we recognized $1,826 and $1,099, respectively, in restricted stock amortization related to restricted stock and unit awards, of which $9 and $0, respectively, was capitalized in connection with development activities. At March 31, 2013, we had $6,310 in unrecognized compensation related to unvested restricted stock and unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.15 years.

Distributions
The coupon rate of our Series F Preferred Units resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury (“CMT”) Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3 month LIBOR. For the first quarter of 2013, the new coupon rate was 5.325%. See Note 11 for additional derivative information related to the Series F Preferred Units coupon rate reset.
The following table summarizes distributions accrued during the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Distribution per Unit	Total Distribution
General Partner/Limited Partner Units	$0.085	$9,536
Series F Preferred Units	$1,331.25	$666
Series G Preferred Units	$1,809.00	$452
Series J Preferred Units	$4,531.30	$1,813
Series K Preferred Units	$4,531.30	$906
8. Accumulated Other Comprehensive Loss
The following tables summarize the changes in Accumulated Other Comprehensive Loss by component and the reclassifications out of Accumulated Other Comprehensive Loss for the three months ended March 31, 2013:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2012	$(7,008)	$179	$(6,829)
Other Comprehensive Income Before Reclassifications	—	2	2
Amounts Reclassified from Accumulated Other Comprehensive Loss	768	—	768
Net Current Period Other Comprehensive Income	768	2	770
Balance as of March 31, 2013	$(6,240)	$181	$(6,059)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements	$585	Interest Expense
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	183	(Loss) Gain from Retirement of Debt
	$768	Total

9. Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Interest Expense Capitalized in Connection with Development Activity	$754	$390
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on General and Limited Partner Units	$9,536	$—
Distribution Payable on Preferred Units	$4,289	$5,214
Exchange of Limited Partnership Units for General Partnership Units:
Limited Partnership Units	$—	$(99)
General Partnership Units	—	99
	$—	$—
Mortgage Loan Payable Assumed in Conjunction with a Property Acquisition	$—	$12,026
Write-off of Fully Depreciated Assets	$(10,348)	$(11,428)

10. Earnings Per Unit (“EPU”)
The computation of basic and diluted EPU is presented below:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Numerator:
Income (Loss) from Continuing Operations	$1,237	$(5,231)
Gain on Sale of Real Estate	262	—
Income from Continuing Operations Allocable to Participating Securities	(36)	—
Preferred Unit Distributions	(3,837)	(4,762)
Loss from Continuing Operations Available to Unitholders	$(2,374)	$(9,993)
(Loss) Income from Discontinued Operations Attributable to Unitholders	$(2,627)	$6,335
Net Loss Available	$(4,965)	$(3,658)
Net Income Allocable to Participating Securities	(36)	—
Net Loss Available to Unitholders	$(5,001)	$(3,658)
Denominator:
Weighted Average Units — Basic and Diluted	105,477	91,811
Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.02)	$(0.11)
(Loss) Income from Discontinued Operations Attributable to Unitholders	$(0.03)	$0.07
Net Loss Available to Unitholders	$(0.05)	$(0.04)
Participating securities include Units that correspond to the Company's 490,591 and 756,815 unvested restricted stock awards outstanding at March 31, 2013 and 2012, respectively, which participate in non-forfeitable distributions of the Operating Partnership. For the three months ended March 31, 2013, participating security holders were allocated income in proportion to the distributions declared during the quarter. However, since participating security holders are not obligated to share in losses, none of the remaining net loss was allocated to participating securities for the three months ended March 31, 2013 and 2012.
The number of weighted average units—diluted is the same as the number of weighted average units — basic for the three months ended March 31, 2013 and 2012, as the effect of Units corresponding to the Company's stock options and restricted stock unit awards (that do not participate in non-forfeitable distributions of the Operating Partnership) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders. Units corresponding to the following awards of the Company were anti-dilutive and could be dilutive in future periods:

	Number of Awards Outstanding At March 31, 2013	Number of Awards Outstanding At March 31, 2012
Non-Participating Securities:
Restricted Stock Unit Awards	383,500	731,900
Options	—	10,000
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

Our Series F Preferred Units are subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year Treasury CMT Rate, ii) the 10 year Treasury CMT Rate or iii) 3 month LIBOR. For the first quarter of 2013, the new coupon rate was 5.325%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Units (the “Series F Agreement”). This Series F Agreement fixes the 30 year Treasury CMT rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark-to-market gains or losses related to this agreement are recorded in the statement of operations. For the three months ended March 31, 2013 and 2012, losses of $4 and gains of $124, respectively, are recognized as Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements. Quarterly payments are treated as a component of the mark-to-market gains or losses and totaled $293 and $292, for the three months ended March 31, 2013 and 2012, respectively.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income (“OCI”) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $2,457 into net income (loss) by increasing interest expense for interest rate protection agreements we settled in previous periods.
The following is a summary of the terms of our derivative and its fair value, which is included in Accounts Payable, Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheets:

Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	Fair Value As of March 31, 2013	Fair Value As of December 31, 2012
Derivatives Not Designated as Hedging Instruments:
Series F Agreement*	$50,000	5.2175%	October 1, 2008	October 1, 2013	$(537)	$(826)
_____________________

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of March 31, 2013 and December 31, 2012, the outstanding payable was $293 and $305, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statements of operations and the statements of OCI for the three months ended March 31, 2013 and 2012:

		Three Months Ended
Interest Rate Products	Location on Statement	March 31, 2013	March 31, 2012
Amortization Reclassified from OCI into Income (Loss)	Interest Expense	$(585)	$(540)
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
The following table sets forth our financial liability that is accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Series F Agreement at March 31, 2013	$(537)	—	—	$(537)
Series F Agreement at December 31, 2012	$(826)	—	—	$(826)
The following table presents the quantitative information about the Level 3 fair value measurements at March 31, 2013 and December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
Series F Agreement at March 31, 2013	$(537)	Discounted Cash Flow	Long Dated Treasuries (A)	2.99% – 3.07%
Series F Agreement at December 31, 2012	$(826)	Discounted Cash Flow	Long Dated Treasuries (A)	2.82% - 2.91%
			Own Credit Risk (B)	0.98% - 1.59%

(A)	Represents the forward 30 year Treasury CMT Rate.

(B)	Represents credit default swap spread curve used in the valuation analysis at December 31, 2012.
The valuation of the Series F Agreement is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreement including the period to maturity. In adjusting the fair value of the Series F Agreement for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancement. To comply with the provisions of fair value measurement, we calculate a credit valuation adjustment ("CVA") to appropriately reflect both our own nonperformance risk and our counterparty's nonperformance risk in the fair value measurements. The CVA at March 31, 2013 is insignificant. We consider the Series F Agreement to be classified as Level 3 in the fair value hierarchy due to a significant number of unobservable inputs. The Series F Agreement swaps a fixed rate of 5.2175% for floating rate payments based on 30 year Treasury CMT Rate. No market observable prices exist for long dated Treasuries. Therefore, we have classified the Series F Agreement in its entirety as Level 3.

The following table presents a reconciliation of our liability classified as Level 3 at March 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Ending Liability Balance at December 31, 2012	$(826)
Mark-to-Market of the Series F Agreement	289
Ending Liability Balance at March 31, 2013	$(537)
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
At March 31, 2013, we have committed to the development of two industrial buildings totaling approximately 0.8 million square feet of GLA. The estimated total construction costs as of March 31, 2013, are approximately $73,600 . Of this amount, approximately $11,900 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.
13. Subsequent Events
On April 5, 2013, we paid off and retired a mortgage loan payable originally maturing in March 2015 in the amount of $4,100.
On April 11, 2013, the Company redeemed the remaining 4,000,000 Depositary Shares, each representing 1/10,000th of a share of our 7.25%% Series J Cumulative Redeemable Preferred Stock, $0.01 par value, at a redemption price of $25.00 per Depositary Share, totaling $100,000 plus pro-rated accrued dividends. An equivalent number of Series J Cumulative Preferred Units were redeemed on April 11, 2013 as well.
From April 1, 2013 to May 6, 2013, we acquired land parcels for an aggregate purchase price of $16,629, excluding costs incurred in conjunction with the acquisition. Additionally, we sold three industrial properties for approximately $20,803.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” "plan," “anticipate,” “estimate,” “project,” “seek,” “target,” “potential,” “focus,” “may,” “should,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); the Company's ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Operating Partnership's current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described under the heading “Risk Factors” and elsewhere in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2012, and in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to First Industrial, L.P. and respective controlled subsidiaries.
GENERAL
First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 95.8% ownership interest at March 31, 2013. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred units (“Preferred Units”) with an aggregate liquidation priority of $225.0 million at March 31, 2013. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, an approximate 4.2% interest in the Operating Partnership at March 31, 2013. Operations are also conducted through other partnerships and limited liability companies (“LLCs”) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the LLCs, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein.
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
As of March 31, 2013, we owned 644 industrial properties located in 25 states in the United States and one province in Canada, containing an aggregate of approximately 55.6 million square feet of gross leasable area (“GLA”). On a combined basis, as of March 31, 2013, the Other Real Estate Partnerships owned 66 industrial properties containing an aggregate of approximately 7.6 million square feet of GLA.

Profits, losses and distributions of us, the LLCs and Other Real Estate Partnerships are allocated to the general partner and the limited partners, or the members, as applicable, in accordance with the provisions contained within the partnership agreements or ownership agreements, as applicable.

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.
We maintain a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-Q. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission ("SEC"). You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC's Interactive Data Electronic Application via the SEC's home page on the Internet (http://www.sec.gov). In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on our website or upon request to us. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors. Please direct requests as follows:
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
Our revenue growth is also dependent, in part, on our ability to acquire existing, and acquire and develop new, additional industrial properties on favorable terms. The Operating Partnership seeks to identify opportunities to acquire existing industrial properties on favorable terms, and, when conditions permit, also seeks to identify opportunities to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for our distributions. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.
We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries. Proceeds from sales are being used to repay outstanding debt and market conditions permitting, are being used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we are unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock could be adversely affected.
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
RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012
Our net loss available to unitholders was $5.0 million and $3.7 million for the three months ended March 31, 2013 and 2012, respectively. Basic and diluted net loss available to unitholders was $0.05 per Unit and $0.04 per Unit for the three months ended March 31, 2013 and 2012, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2013 and 2012. Same store properties are properties owned prior to January 1, 2012 and held as an operating property through March 31, 2013 and developments and redevelopments that were placed in service prior to January 1, 2012 or were substantially completed for the 12 months prior to January 1, 2012. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2011 and held as an operating property through March 31, 2013. Sold properties are properties that were sold subsequent to December 31, 2011. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2012 or b) stabilized prior to January 1, 2012. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the three months ended March 31, 2013 and 2012, the average occupancy rates of our same store properties were 88.9% and 87.2%, respectively.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$72,019	$70,006	$2,013	2.9%
Acquired Properties	561	267	294	110.1%
Sold Properties	220	2,807	(2,587)	(92.2)%
(Re) Developments and Land, Not Included Above	1,346	144	1,202	834.7%
Other	331	834	(503)	(60.3)%
	$74,477	$74,058	$419	0.6%
Discontinued Operations	(1,009)	(3,900)	2,891	(74.1)%
Total Revenues	$73,468	$70,158	$3,310	4.7%
Revenues from same store properties increased $2.0 million primarily due to increases in occupancy and tenant recoveries. Revenues from acquired properties increased $0.3 million due to the one industrial property acquired subsequent to December 31, 2011 totaling approximately 0.4 million square feet of GLA. Revenues from sold properties decreased $2.6 million due to the 30 industrial properties sold subsequent to December 31, 2011 totaling approximately 4.3 million square feet of GLA. Revenues from (re)developments and land increased $1.2 million due to an increase in occupancy. Other revenues decreased $0.5 million primarily related to certain one-time revenue transactions during the three months ended March 31, 2012.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$22,637	$21,535	$1,102	5.1%
Acquired Properties	139	44	95	215.9%
Sold Properties	19	1,246	(1,227)	(98.5)%
(Re) Developments and Land, Not Included Above	309	177	132	74.6%
Other	1,894	1,836	58	3.2%
	$24,998	$24,838	$160	0.6%
Discontinued Operations	(244)	(1,645)	1,401	(85.2)%
Total Property Expenses	$24,754	$23,193	$1,561	6.7%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.1 million primarily due to an increase in repairs and maintenance expense due to the higher snow removal costs incurred during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to the mild 2012 winter. Property expenses from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2011. Property expenses from sold properties decreased $1.2 million due to properties sold subsequent to December 31, 2011. Property expenses from (re)developments and land increased $0.1 million due to an increase in real estate tax expense. Other expenses remained relatively unchanged.
General and administrative expense increased by $0.9 million, or 16.1%, primarily due to the acceleration of expense associated with a grant of restricted stock to the CEO during the three months ended March 31, 2013. Based on the terms of the CEO's employment agreement entered into in December 2012, the accounting treatment for any grants of stock based compensation are to be immediately expensed since vesting of the stock based compensation is not contingent upon future service.

The impairment included in continuing operations for the three months ended March 31, 2012 of $0.01 million is primarily comprised of impairment relating to certain industrial properties that no longer qualify for held for sale classification.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$23,764	$27,411	$(3,647)	(13.3)%
Acquired Properties	221	157	64	40.8%
Sold Properties	128	827	(699)	(84.5)%
(Re) Developments and Land, Not Included Above	254	55	199	361.8%
Corporate Furniture, Fixtures and Equipment	208	300	(92)	(30.7)%
	$24,575	$28,750	$(4,175)	(14.5)%
Discontinued Operations	(318)	(1,026)	708	(69.0)%
Total Depreciation and Other Amortization	$24,257	$27,724	$(3,467)	(12.5)%
Depreciation and other amortization for same store properties decreased $3.6 million due to a decrease in catch-up depreciation taken for properties that were classified as held for sale in 2011 but no longer classified as held for sale during the three months ended March 31, 2012 as well as an adjustment recorded during the three months ended March 31, 2013 to decrease depreciation and amortization expense which should have been recorded in previous periods. Depreciation and other amortization from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2011. Depreciation and other amortization from sold properties decreased $0.7 million due to properties sold subsequent to December 31, 2011. Depreciation and other amortization for (re)developments and land increased $0.2 million primarily due to an increase in substantial completion of developments. Corporate furniture, fixtures and equipment depreciation expense decreased $0.1 million due to assets becoming fully depreciated.
Interest income decreased $0.4 million, or 38.1%, primarily due to a decrease in the weighted average note receivable balance outstanding as well as a decrease in the weighted average interest rate for notes receivable for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
Interest expense for the three months ended March 31, 2013 and 2012, respectively, decreased $3.6 million, or 16.8%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended March 31, 2013 ($1,217.1 million) as compared to the three months ended March 31, 2012 ($1,396.8 million), an increase in capitalized interest of $0.4 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to an increase in development activities, and a decrease in the weighted average interest rate for the three months ended March 31, 2013 (6.13%), as compared to the three months ended March 31, 2012 (6.22%).
Amortization of deferred financing costs remained relatively unchanged.
In October 2008, we entered into an interest rate swap agreement (the "Series F Agreement") to mitigate our exposure to floating interest rates related to the coupon reset of our Series F Preferred Units. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30 year Treasury constant maturity treasury rate at 5.2175%. We recorded $0.004 million in mark-to-market loss, inclusive of $0.3 million in swap payments, for the three months ended March 31, 2013, as compared to $0.1 million in mark-to-market gain, inclusive of $0.3 million in swap payments, for the three months ended March 31, 2012.
For the three months ended March 31, 2013, we recognized a net loss from retirement of debt of $1.2 million due to the partial repurchase of a certain series of our senior unsecured notes and the early payoff of certain mortgage loans. For the three months ended March 31, 2012, we recognized a net gain from retirement of debt of $0.001 million due to the partial repurchases of certain series of our senior unsecured notes.
Equity in income of other real estate partnerships increased $1.1 million, or 97.8%, primarily due to a decrease in depreciation and amortization related to catch-up depreciation taken for properties that were classified as held for sale in 2011 but no longer classified as held for sale during the three months ended March 31, 2012.

Equity in income of joint ventures decreased $0.1 million, or 78.0%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to a decrease in our economic share of gain and earn-out related to a property sale from the 2003 Net Lease Joint Venture during the three months ended March 31, 2012.

For the three months ended March 31, 2012, we recognized $0.8 million of gain on change in control of interests related to the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The $0.8 million of gain represents the difference between our carrying value and fair value of our equity interest on the acquisition date.

The income tax benefit remained relatively unchanged.
The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	($ in 000’s)
Total Revenues	$1,009	$3,900
Property Expenses	(244)	(1,645)
Impairment of Real Estate	—	(1,093)
Depreciation and Amortization	(318)	(1,026)
(Loss) Gain on Sale of Real Estate	(3,074)	6,199
(Loss) Income from Discontinued Operations	$(2,627)	$6,335
Loss from discontinued operations for the three months ended March 31, 2013 reflects the results of operations and loss on sale of real estate relating to four industrial properties that were sold during the three months ended March 31, 2013 and the results of operations of four industrial properties that were identified as held for sale at March 31, 2013.
Income from discontinued operations for the three months ended March 31, 2012 reflects the gain on sale of real estate relating to three industrial properties that were sold during the three months ended March 31, 2012, the results of operations of 26 industrial properties that were sold during the year ended December 31, 2012, the results of operations of four industrial properties that were sold during the three months ended March 31, 2013 and the results of operations of the four industrial properties identified as held for sale at March 31, 2013. The impairment loss for the three months ended March 31, 2012 of $1.1 million relates to an impairment charge related to certain industrial properties that were sold.
The $0.3 million of gain on sale of real estate for the three months ended March 31, 2013, resulted from the sale of two land parcels that did not meet the criteria for inclusion in discontinued operations.

LEASING ACTIVITY
The following table provides a summary of our leasing activity for the three months ended March 31, 2013. The table does not include month to month leases or leases with terms less than twelve months. New leases where there were no prior comparable leases, due to extended downtime or materially different lease structures, are also excluded.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Net Effective Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
First Quarter 2013	151	3,027	$4.10	7.2%	3.9	$1.98	81.9%

(1)	Net effective rent is the average net rent calculated in accordance with GAAP, over the term of the lease.

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
During the three months ended March 31, 2013, we signed 50 leases with free rent periods during the lease term on 0.7 million square feet of GLA. Total concessions are $0.5 million associated with these leases.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2013, our cash and cash equivalents were approximately $21.1 million. We also had $432.0 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions.
We considered our short-term (through March 31, 2014) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, preferred distributions, the minimum distributions required to maintain the Company’s REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets.
We expect to meet long-term (after March 31, 2014) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional Units and preferred Units, subject to market conditions.
We also financed the development or acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At March 31, 2013, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.904%. As of May 6, 2013, we had approximately $307.0 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2013, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2013.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB/Ba3/BB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Three Months Ended March 31, 2013
Net cash provided by operating activities of approximately $18.3 million for the three months ended March 31, 2013, was comprised primarily of the non-cash adjustments of approximately $31.1 million, offset by the net change in operating assets and liabilities of $10.8 million, a net loss of approximately $1.1 million and payments of premiums, discounts and prepayment penalties associated with retirement of debt of $0.9 million. The adjustments for the non-cash items of approximately $31.1 million are primarily comprised of depreciation and amortization of approximately $28.2 million, the loss on sale of real estate of approximately $2.8 million, the loss from retirement of debt of approximately $1.2 million and the provision for bad debt of approximately $0.2 million, offset by the effect of the straight-lining of rental income of approximately $1.3 million.
Net cash used in investing activities of approximately $25.4 million for the three months ended March 31, 2013, was comprised primarily of investments in and advances to the Other Real Estate Partnerships, the acquisition of two land parcels, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities and an increase in escrows, offset by distributions from the Other Real Estate Partnerships in excess of equity in income, the net proceeds from the sale of real estate and the repayments on our notes receivable.
During the three months ended March 31, 2013, we acquired two land parcels. The purchase price of these land parcel acquisitions totaled approximately $9.3 million, excluding costs incurred in conjunction with the acquisition of these land parcels.
During the three months ended March 31, 2013, we sold four industrial properties comprising approximately 0.2 million square feet of GLA and two land parcels. Proceeds from the sales of the four industrial properties and two land parcels, net of closing costs, were approximately $10.7 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2013.

Net cash provided by financing activities of approximately $23.9 million for the three months ended March 31, 2013, was comprised primarily of net proceeds from the issuance of Units offset by net repayments on our Unsecured Credit Facility, repayments on our senior unsecured notes and mortgage loans payable, advanced preferred general partnership Unit distributions, the repurchase and retirement of restricted Units, payments on the interest rate swap agreement and payments of equity issuance costs.

During the three months ended March 31, 2013, we paid off and retired prior to maturity mortgage loans in the amount of $14.3 million.
During the three months ended March 31, 2013, we repurchased $4.0 million of our unsecured notes at an aggregate purchase price of $4.6 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
During the three months ended March 31, 2013, the Company issued 8,400,000 shares of the Company's common stock through a public offering, resulting in proceeds, net of the underwriter's discount, of approximately $132.3 million. These proceeds were contributed to us in exchange for an equivalent number of Units. We may access the equity markets again, subject to contractual restrictions and market conditions. To the extent additional equity offerings occur, we expect to use at least a portion of the proceeds received to reduce our indebtedness or fund property acquisitions and developments.
Market Risk
The following discussion about our risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.
Interest Rate Risk
This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2013 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2013, $1,109.5 million (98.4% of total debt at March 31, 2013) of our debt was fixed rate debt and $18.0 million (1.6% of total debt at March 31, 2013) of our debt was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Based upon the amount of variable rate debt outstanding at March 31, 2013, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.03 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at March 31, 2013. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for our option to elect the lower of two different interest rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2013, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the reset rate of our Series F Preferred Units.

Foreign Currency Exchange Rate Risk
Owning, operating and developing industrial property outside of the United States exposes the Operating Partnership to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At March 31, 2013, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.
IRS Tax Refund
On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40.4 million in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. As previously reported, the IRS examination team, which is required by statute to review all refund claims in excess of $2.0 million on behalf of the Joint Committee on Taxation, indicated to us that it disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. During the year ended December 31, 2012, we reached an agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income was $13.7 million, which equates to approximately $4.8 million of taxes owed. We are also required to pay accrued interest which was approximately $0.5 million as of March 31, 2013. During the year ended December 31, 2012, the Operating Partnership recorded the charge for the agreed-upon adjustment and the related estimated accrued interest which was reflected as a component of income tax expense. During 2013, the settlement amount was approved by the Joint Committee on Taxation.
As a result of the Joint Committee on Taxation's approval, during 2013 we entered into closing agreements with the IRS that determined the timing of the settlement on the tax characterization of the limited partners of the Operating Partnership and the stockholders of the Company. Pursuant to these closing agreements, $8.2 million of the preferred stock distributions for the year ended December 31, 2012 are taxable as capital gain.
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
On April 5, 2013, we paid off and retired a mortgage loan payable originally maturing in March 2015 in the amount of $4.1 million.
On April 11, 2013, the Company redeemed the remaining 4,000,000 Depositary Shares, each representing 1/10,000th of a share of our 7.25% Series J Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series J Preferred Stock"), at a redemption price of $25.00 per Depositary Share, totaling $100.0 million plus pro-rated accrued dividends. An equivalent number of Series J Cumulative Preferred Units were redeemed on April 11, 2013 as well.
From April 1, 2013 to May 6, 2013, we acquired land parcels for an aggregate purchase price of $16.6 million, excluding costs incurred in conjunction with the acquisition. Additionally, we sold three industrial properties for approximately $20.8 million.

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

101.1*
The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Partbers’ Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

_______________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By: FIRST INDUSTRIAL REALTY TRUST, INC. Its Sole General Partner

By:	/s/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: May 6, 2013

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

101.1*
The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Partners’ Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

_______________________

*	Filed herewith.
**	Furnished herewith.