Form 10-Q
period 2013-06-30
FIRST INDUSTRIAL LP
filed 2013-08-05
CIK 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended June 30, 2013

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited) (In thousands except unit and per unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$618,830	$598,404
Buildings and Improvements	2,143,136	2,146,375
Construction in Progress	25,025	19,228
Less: Accumulated Depreciation	(652,845)	(639,481)
Net Investment in Real Estate	2,134,146	2,124,526
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $1,435 and $3,050	2,085	6,765
Investments in and Advances to Other Real Estate Partnerships	189,886	178,104
Cash and Cash Equivalents	4,077	4,357
Tenant Accounts Receivable, Net	3,736	3,867
Investments in Joint Ventures	1,079	1,012
Deferred Rent Receivable, Net	48,948	47,930
Deferred Financing Costs, Net	9,058	10,948
Deferred Leasing Intangibles, Net	24,945	29,374
Prepaid Expenses and Other Assets, Net	97,255	96,999
Total Assets	$2,515,215	$2,503,882
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$631,880	$656,329
Senior Unsecured Notes, Net	445,925	474,150
Unsecured Credit Facility	108,000	98,000
Accounts Payable, Accrued Expenses and Other Liabilities	63,303	78,876
Deferred Leasing Intangibles, Net	12,337	13,597
Rents Received in Advance and Security Deposits	24,698	27,327
Distributions Payable	11,801	452
Total Liabilities	1,297,944	1,348,731
Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units	121,492	217,971
General Partner Units (109,922,433 and 98,767,913 units outstanding)	1,017,659	859,727
Limited Partners Units (4,617,313 and 4,702,341 units outstanding)	82,711	84,282
Accumulated Other Comprehensive Loss	(4,591)	(6,829)
Total Partners’ Capital	1,217,271	1,155,151
Total Liabilities and Partners’ Capital	$2,515,215	$2,503,882
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Unaudited) (In thousands except per unit data)
Revenues:
Rental Income	$57,092	$55,276	$113,320	$109,260
Tenant Recoveries and Other Income	17,654	16,025	34,861	32,149
Total Revenues	74,746	71,301	148,181	141,409
Expenses:
Property Expenses	24,700	22,662	49,277	45,722
General and Administrative	5,388	5,916	11,844	11,475
Impairment of Real Estate	1,429	—	1,429	19
Depreciation and Other Amortization	26,179	26,133	50,307	53,539
Total Expenses	57,696	54,711	112,857	110,755
Other Income (Expense):
Interest Income	621	697	1,207	1,643
Interest Expense	(17,284)	(19,695)	(34,932)	(40,904)
Amortization of Deferred Financing Costs	(788)	(799)	(1,590)	(1,622)
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	56	(429)	52	(305)
Loss from Retirement of Debt	(4,222)	(6,223)	(5,372)	(6,222)
Total Other Income (Expense)	(21,617)	(26,449)	(40,635)	(47,410)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures, Gain on Change in Control of Interests and Income Tax (Provision) Benefit	(4,567)	(9,859)	(5,311)	(16,756)
Equity in Income of Other Real Estate Partnerships	2,399	2,468	4,571	3,566
Equity in Income of Joint Ventures	27	37	47	128
Gain on Change in Control of Interests	—	—	—	776
Income Tax (Provision) Benefit	(3)	(5,354)	59	(5,263)
Loss from Continuing Operations	(2,144)	(12,708)	(634)	(17,549)
Discontinued Operations:
Income Attributable to Discontinued Operations	56	949	230	695
Gain on Sale of Real Estate	13,481	1,415	10,407	7,614
Income from Discontinued Operations	13,537	2,364	10,637	8,309
Income (Loss) Before Gain on Sale of Real Estate	11,393	(10,344)	10,003	(9,240)
Gain on Sale of Real Estate	—	—	262	—
Net Income (Loss)	11,393	(10,344)	10,265	(9,240)
Less: Preferred Unit Distributions	(2,277)	(4,798)	(6,114)	(9,560)
Less: Redemption of Preferred Units	(3,546)	—	(3,546)	—
Net Income (Loss) Available to Unitholders and Participating Securities	$5,570	$(15,142)	$605	$(18,800)
Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(0.07)	$(0.19)	$(0.09)	$(0.29)
Income from Discontinued Operations Attributable to Unitholders	$0.12	$0.03	$0.10	$0.09
Net Income (Loss) Available to Unitholders	$0.05	$(0.16)	$0.01	$(0.20)
Distributions Per Unit	$0.085	$0.00	$0.17	$0.00
Weighted Average Units Outstanding	112,808	93,106	109,163	92,458
Net Income (Loss) Available to Unitholders Attributable to:
General Partner	$5,325	$(14,304)	$580	$(17,755)
Limited Partners	245	(838)	25	(1,045)
Net Income (Loss) Available to Unitholders and Participating Securities	$5,570	$(15,142)	$605	$(18,800)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Unaudited) (In thousands)
Net Income (Loss)	$11,393	$(10,344)	$10,265	$(9,240)
Amortization of Interest Rate Protection Agreements	598	571	1,183	1,111
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	916	2,599	1,099	2,619
Foreign Currency Translation Adjustment	(46)	(31)	(44)	(3)
Comprehensive Income (Loss)	$12,861	$(7,205)	$12,503	$(5,513)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Preferred Units	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Total
	(Unaudited) (In thousands)
Balance as of December 31, 2012	$217,971	$859,727	$84,282	$(6,829)	$1,155,151
Issuance of General Partner Units, Net of Issuance Costs	—	173,820	—	—	173,820
Redemption of Preferred Units	(96,479)	—	—	—	(96,479)
Stock Based Compensation Activity	—	1,222	—	—	1,222
Conversion of Limited Partner Units to General Partner Units	—	804	(804)	—	—
Common Unit Distributions	—	(18,494)	(792)	—	(19,286)
Preferred Unit Distributions	(9,660)	—	—	—	(9,660)
Net Income	9,660	580	25	—	10,265
Other Comprehensive Income	—	—	—	2,238	2,238
Balance as of June 30, 2013	$121,492	$1,017,659	$82,711	$(4,591)	$1,217,271
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$10,265	$(9,240)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	41,334	45,445
Amortization of Deferred Financing Costs	1,590	1,622
Other Amortization	14,155	14,704
Impairment of Real Estate	1,605	1,101
Provision for Bad Debt	484	550
Equity in Income of Joint Ventures	(47)	(128)
Distributions from Joint Ventures	—	27
Gain on Sale of Real Estate	(10,669)	(7,614)
Gain on Change in Control of Interests	—	(776)
Loss from Retirement of Debt	5,372	6,222
Mark-to-Market (Gain) Loss on Interest Rate Protection Agreements	(52)	305
Equity in Income of Other Real Estate Partnerships	(4,571)	(3,566)
Distributions from Investment in Other Real Estate Partnerships	4,571	3,566
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(249)	3,223
Increase in Deferred Rent Receivable	(2,283)	(1,704)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(16,545)	1,571
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	(3,990)	(3,287)
Net Cash Provided by Operating Activities	40,970	52,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(47,293)	(48,519)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(43,767)	(35,107)
Net Proceeds from Sales of Investments in Real Estate	50,375	22,002
Investments in and Advances to Other Real Estate Partnerships	(24,646)	(7,970)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	12,864	8,047
Contributions to and Investments in Joint Ventures	(18)	(184)
Repayments of Notes Receivable	295	8,306
Increase in Escrows	(409)	—
Net Cash Used in Investing Activities	(52,599)	(53,425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(311)	(287)
Unit Contributions	174,081	18,063
Repurchase and Retirement of Restricted Units	(2,732)	(855)
Common Unit Distributions	(9,540)	—
Preferred Unit Distributions Paid / Advanced	(6,114)	(9,525)
Redemption of Preferred Units	(100,000)	—
Payments on Interest Rate Swap Agreement	(598)	(572)
Repayments on Mortgage and Other Loans Payable	(24,429)	(17,432)
Repayments of Senior Unsecured Notes	(28,965)	(148,310)
Proceeds from Unsecured Credit Facility	194,000	241,000
Repayments on Unsecured Credit Facility	(184,000)	(84,000)
Net Cash Provided by (Used in) Financing Activities	11,392	(1,918)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(43)	(1)
Net Decrease in Cash and Cash Equivalents	(237)	(3,322)
Cash and Cash Equivalents, Beginning of Year	4,357	7,624
Cash and Cash Equivalents, End of Year	$4,077	$4,301
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per unit data)
1. Organization and Formation of Partnership
First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 96.0% common ownership interest at June 30, 2013. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units (“Preferred Units”) with an aggregate liquidation priority of $125,000 at June 30, 2013. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 4.0% interest in the Operating Partnership at June 30, 2013. Operations are also conducted through other partnerships and limited liability companies (“LLCs”) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the L.L.C.s, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein. Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to First Industrial, L.P. and its controlled subsidiaries.
We also hold at least a 99% limited partnership interest in each of eight limited partnerships (together, the “Other Real Estate Partnerships”).
We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the “2003 Net Lease Joint Venture” and the “2007 Europe Joint Venture” collectively, the “Joint Ventures”). See Note 5 for more information on the Joint Ventures.
The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.
As of June 30, 2013, we owned 638 industrial properties located in 24 states, containing an aggregate of approximately 55.3 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2013, the Other Real Estate Partnerships owned 66 industrial properties containing an aggregate of approximately 7.6 million square feet of GLA.
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
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) and should be read in conjunction with such consolidated financial statements and related notes. The 2012 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2012 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2012 audited consolidated financial statements included in our 2012 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2013 and December 31, 2012, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2013 and 2012. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2013 and December 31, 2012, and the results of our operations and comprehensive income for each of the three and six months ended June 30, 2013 and 2012, and our cash flows for each of the six months ended June 30, 2013 and 2012, and all adjustments are of a normal recurring nature.

Reclassifications
Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation. Additionally, the results of operations for the six months ended June 30, 2013 include an adjustment of $1,561 to decrease depreciation and amortization expense which should have been recorded during previous periods. Management evaluated the impact of the adjustment and does not believe it is material to the results of the anticipated full year, current period or any previous period.
IRS Tax Refund
On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40,418 in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. The IRS examination team, which is required by statute to review all refund claims in excess of $2,000 on behalf of the Joint Committee on Taxation, indicated to us that it disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. During the year ended December 31, 2012, we reached an agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income was $13,700, which equates to $4,806 of taxes owed. We were also required to pay accrued interest of $490. During the year ended December 31, 2012, the Operating Partnership recorded the charge for the agreed-upon adjustment and the related estimated accrued interest which was reflected as a component of income tax expense. During 2013, the settlement amount was approved by the Joint Committee on Taxation.
As a result of the Joint Committee on Taxation's approval, during 2013, we entered into closing agreements with the IRS that determined the timing of the settlement on the tax characterization of the limited partners of the Operating Partnership and the stockholders of the Company. Pursuant to these closing agreements, $8,238 of the preferred stock distributions for the year ended December 31, 2012 are taxable as capital gain. During the three months ended June 30, 2013, we paid the agreed upon taxes and related accrued interest.
Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires that public companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. ASU 2013-02 is effective for annual periods beginning after December 15, 2012, and is to be applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.
3. Investment in Real Estate
Acquisitions
During the six months ended June 30, 2013, we acquired one industrial property comprising approximately 0.5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $46,463, excluding costs incurred in conjunction with the acquisition of the industrial property and land parcels.
Sales and Discontinued Operations
During the six months ended June 30, 2013, we sold 12 industrial properties comprising approximately 1.3 million square feet of GLA and two land parcels. Gross proceeds from the sales of the industrial properties and land parcels were approximately $52,598. The net gain on the sale of the industrial properties and land parcels was approximately $10,669. The 12 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and net gain on sale of real estate for the 12 industrial properties sold are included in discontinued operations. The results of operations and gain on sale of real estate for the two land parcels that do not meet the criteria to be included in discontinued operations are included in continuing operations.
At June 30, 2013, we had two industrial properties comprising approximately 0.1 million square feet of GLA held for sale. The results of operations of these industrial properties held for sale at June 30, 2013 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.

Income from discontinued operations for the six months ended June 30, 2012 reflects the results of operations of the 12 industrial properties that were sold during the six months ended June 30, 2013, the results of operations of 26 industrial properties that were sold during the year ended December 31, 2012, the results of operations of the two industrial properties identified as held for sale at June 30, 2013 and the gain on sale of real estate relating to six industrial properties that were sold during the six months ended June 30, 2012.

The following table discloses certain information regarding the industrial properties included in discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Total Revenues	$595	$3,395	$1,637	$7,345
Property Expenses	(282)	(1,509)	(703)	(3,287)
Impairment of Real Estate	(176)	—	(176)	(1,082)
Depreciation and Amortization	(81)	(937)	(528)	(2,281)
Gain on Sale of Real Estate	13,481	1,415	10,407	7,614
Income from Discontinued Operations	$13,537	$2,364	$10,637	$8,309
At June 30, 2013 and December 31, 2012, we had notes receivable outstanding of approximately $40,938 and $41,201, net of a discount of $223 and $255, respectively, which are included as a component of Prepaid Expenses and Other Assets, Net. At June 30, 2013 and December 31, 2012, the fair value of the notes receivable was $42,144 and $44,783, respectively. The fair value of our notes receivable was determined by discounting the future cash flows using current rates at which similar notes with similar remaining maturities would be made to other borrowers. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value of our notes receivable was primarily based upon Level 3 inputs, as discussed below.
Impairment Charges
During the three and six months ended June 30, 2013 and 2012, we recorded the following net non-cash impairment charges:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Held for Sale and Sold Operating Properties — Discontinued Operations	$176	$—	$176	$1,082
Held for Use Operating Properties — Continuing Operations	1,429	—	1,429	19
Total Net Impairment	$1,605	$—	$1,605	$1,101

The impairment charges for assets that qualify to be classified as held for sale are calculated as the difference between the carrying value of the properties and the estimated fair value, less costs to sell. The impairment charges for assets held for use are calculated as the difference between the carrying value of the properties and the estimated fair value. The impairment charges recorded during the three and six months ended June 30, 2013 and 2012 were triggered primarily due to marketing certain properties for sale and our assessment of the likelihood and timing of a potential sale transaction.

The accounting guidance for the fair value measurement provisions for the impairment of long lived assets establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The fair market values were primarily determined using third party purchase contracts and offers.

The following table presents information about our real estate assets that were measured at fair value on a non-recurring basis during the six months ended June 30, 2013 and 2012. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

	Fair Value Measurements on a Non-Recurring Basis Using:
Description	At June 30,	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment for the Six Months Ended
Long-lived Assets Held and Used or Held for Sale - June 30, 2013	$6,993	—	—	$6,993	$(1,605)
Long-lived Assets Held for Sale - June 30, 2012*	$24,069	—	—	$24,069	$(1,194)
_____________________

* Excludes industrial properties for which an impairment reversal of $93 was recorded during the six months ended June 30, 2012 since the related assets are recorded at carrying value, which is lower than estimated fair value at June 30, 2012.
The following table presents quantitative information about the Level 3 fair value measurements at June 30, 2013 and 2012.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
Four industrial properties comprising approximately 0.3 million square feet of GLA at June 30, 2013	$6,993	3rd Party Pricing	(A)	N/A
Five industrial properties comprising approximately 1.8 million square feet of GLA at June 30, 2012	$24,069	3rd Party Pricing	(A)	N/A

(A)	The fair value for the properties is based upon the value of a third party purchase contract or letter of intent, which is subject to our corroboration for reasonableness.

4. Investments in and Advances to Other Real Estate Partnerships
The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.
Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:

Condensed Combined Balance Sheets

	June 30, 2013	December 31, 2012
ASSETS
Assets:
Net Investment in Real Estate	$269,077	$264,284
Note Receivable	128,444	142,982
Other Assets, Net	33,047	34,476
Total Assets	$430,568	$441,742
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$98,541	$107,287
Other Liabilities, Net	12,577	11,570
Partners’ Capital	319,450	322,885
Total Liabilities and Partners’ Capital	$430,568	$441,742
Operating Partnership's Share of Equity	$318,202	$321,663
Basis Differentials (1)	(128,316)	(143,559)
Carrying Value of the Operating Partnership's Investments in Other Real Estate Partnerships	$189,886	$178,104
_________________
(1)    This amount represents the aggregate difference between the Operating Partnership's historical cost basis and the basis reflected at the Other Real Estate Partnerships' level. Basis differentials relate to the elimination of a note receivable and related accrued interest between a Other Real Estate Partnership and wholly owned subsidiaries of the Operating Partnership.
Condensed Combined Statements of Operations

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Total Revenues	$9,941	$10,258	$19,741	$20,294
Property Expenses	(3,074)	(2,911)	(6,250)	(5,911)
Impairment of Real Estate	—	—	—	172
Depreciation and Other Amortization	(3,059)	(3,351)	(6,109)	(7,636)
Interest Income	1,253	2,243	2,572	4,386
Interest Expense	(1,147)	(1,477)	(2,462)	(2,961)
Amortization of Deferred Financing Costs	(45)	(51)	(97)	(103)
Loss from Retirement of Debt	(214)	—	(214)	—
Income from Continuing Operations	3,655	4,711	7,181	8,241
Discontinued Operations:
Income (Loss) Attributable to Discontinued Operations	—	64	—	(197)
Loss on Sale of Real Estate	—	(29)	—	(29)
Income (Loss) from Discontinued Operations	—	35	—	(226)
Net Income	$3,655	$4,746	$7,181	$8,015
5. Investments in Joint Ventures

At June 30, 2013, the 2003 Net Lease Joint Venture owned five industrial properties comprising approximately 2.7 million square feet of GLA. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the FASB guidance on the consolidation of variable interest entities. We continue to conclude that we are not the primary beneficiary of this venture. As of June 30, 2013, our investment in the 2003 Net Lease Joint Venture is $1,079. Our maximum exposure to loss is equal to our investment. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of June 30, 2013, the 2007 Europe Joint Venture did not own any properties.
At June 30, 2013 and December 31, 2012, we have receivables from the Joint Ventures in the aggregate amount of $20 and $19, respectively. These receivable amounts are included in Prepaid Expenses and Other Assets, Net. During the three and six months ended June 30, 2013, we recognized fees from our Joint Ventures of $63 and $121, respectively, and $68 and $144 during the three and six months ended June 30, 2012, respectively.
6. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at June 30, 2013	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2013	December 31, 2012
Mortgage Loans Payable, Net	$631,880	$656,329	4.03% – 8.26%	4.03% – 8.26%	January 2014- September 2022
Unamortized Premiums	(141)	(161)
Mortgage Loans Payable, Gross	$631,739	$656,168
Senior Unsecured Notes, Net
2016 Notes	$159,538	$159,510	5.750%	5.91%	1/15/2016
2017 Notes	55,388	55,385	7.500%	7.52%	12/1/2017
2027 Notes	6,066	6,066	7.150%	7.11%	5/15/2027
2028 Notes	32,257	55,261	7.600%	8.13%	7/15/2028
2032 Notes	10,511	11,500	7.750%	7.87%	4/15/2032
2014 Notes	80,401	79,683	6.420%	6.54%	6/1/2014
2017 II Notes	101,764	106,745	5.950%	6.37%	5/15/2017
Subtotal	$445,925	$474,150
Unamortized Discounts	1,776	2,570
Senior Unsecured Notes, Gross	$447,701	$476,720
Unsecured Credit Facility	$108,000	$98,000	1.893%	1.893%	12/12/2014
Mortgage Loans Payable, Net
During the three and six months ended June 30, 2013, we paid off and retired prior to maturity mortgage loans payable in the amount of $4,100 and $18,383, respectively. In connection with these prepayments, we recognized $118 and $489 as loss from retirement of debt for the three and six months ended June 30, 2013, respectively.

As of June 30, 2013, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $803,327. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of June 30, 2013.

Senior Unsecured Notes, Net
During the six months ended June 30, 2013, we repurchased and retired the following senior unsecured notes prior to maturity:

	Principal Amount Repurchased	Purchase Price
2017 II Notes	$5,000	$5,300
2028 Notes	23,019	26,125
2032 Notes	1,000	1,163
	$29,019	$32,588
In connection with these repurchases prior to maturity, we recognized $4,883 as loss from retirement of debt for the six months ended June 30, 2013, which is the difference between the repurchase price of $32,588 and the principal amount retired of $29,019, net of the pro rata write off of the unamortized debt issue discount, the unamortized deferred financing costs and the unamortized settlement amount of the interest rate protection agreements related to the repurchase of $27, $188 and $1,099, respectively.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments as of June 30, 2013 of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2013	$6,157
2014	241,771
2015	35,264
2016	288,953
2017	167,213
Thereafter	448,082
Total	$1,187,440
Our unsecured credit facility (the “Unsecured Credit Facility”) and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that we were in compliance with all covenants as of June 30, 2013. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs.
Fair Value
At June 30, 2013 and December 31, 2012, the fair values of our indebtedness were as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$631,880	$648,411	$656,329	$699,903
Senior Unsecured Notes, Net	445,925	481,764	474,150	516,943
Unsecured Credit Facility	108,000	108,400	98,000	98,192
Total	$1,185,805	$1,238,575	$1,228,479	$1,315,038
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured notes was determined by using rates, as advised by our bankers in certain cases, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for our mortgage loans payable, senior unsecured notes and Unsecured Credit Facility was primarily based upon Level 3 inputs.
7. Partners’ Capital
Preferred Contributions
On April 11, 2013, the Company redeemed the remaining 4,000,000 Depositary Shares, each representing 1/10,000th of a share, of the Company's 7.25% Series J Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series J Preferred Stock"), at a redemption price of $25.00 per Depositary Share, and paid a pro-rated second quarter dividend of $0.055382 per Depositary Share, totaling $221. An equivalent number of Series J Cumulative Redeemable Preferred Units (the "Series J Preferred Units") were redeemed on April 11, 2013 as well. Due to the redemption of the Series J Preferred Units, the remaining initial offering costs associated with the issuance of the Series J Preferred Units, as well as costs associated with the redemption, totaling $3,546 are reflected as a deduction from net income to arrive at net income available to Unitholders and participating securities in determining earnings per unit for the three and six months ended June 30, 2013.
Unit Contributions
During the six months ended June 30, 2013, the Company issued 8,400,000 shares of the Company’s common stock in an underwritten public offering. Net proceeds were approximately $132,050. The proceeds were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution.
On March 1, 2012, the Company and the Operating Partnership entered into distribution agreements with sales agents to sell up to 12,500,000 shares of the Company's common stock, for up to $125,000 aggregate gross sale proceeds, from time to time in "at-the-market" offerings (the "ATM"). During the six months ended June 30, 2013, the Company issued 2,315,704 shares of the Company's common stock under the ATM resulting in net proceeds to the Company of approximately $41,770. These proceeds were contributed to us in exchange for an equivalent number of Units and are reflected in our financial statements as a general partner contribution. Under the terms of the ATM, sales are to be made primarily in transactions that are deemed to be "at the market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.
During the six months ended June 30, 2013, 85,028 limited partnership units were converted into an equivalent number of general partnership units, resulting in a reclassification of $804 between Limited Partners Units and General Partner Units.
During the six months ended June 30, 2013, the Company awarded 284,461 shares of restricted stock awards to certain employees, which had a fair value of approximately $4,719 on the date of approval by the Compensation Committee of the Board of Directors. We issued Units to the Company in the same amounts. These restricted stock awards vest over a period of three years. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of the shares. If vesting of a recipient's restricted stock is not contingent upon future service, the expense is recognized immediately at the date of grant. During the six months ended June 30, 2013, we recognized $1,008 of compensation expense related to restricted shares granted during the first quarter to our Chief Executive Officer for which future service was not required.
We recognized $841 and $2,667 for the three and six months ended June 30, 2013, respectively, and $1,299 and $2,398 for the three and six months ended June 30, 2012, respectively, in restricted stock amortization related to restricted stock and unit awards, of which $4 and $13, respectively, was capitalized in connection with development activities for the three and six months ended June 30, 2013. There was no restricted stock amortization related to restricted stock and unit awards capitalized in connection with development activities for the three and six months ended June 30, 2012. At June 30, 2013, we had $5,452 in unrecognized compensation related to unvested restricted stock and unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 1.05 years.

Distributions
The coupon rate of our Series F Preferred Units resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury (“CMT”) Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3 month LIBOR. For the second quarter of 2013, the new coupon rate was 5.515%. See Note 11 for additional derivative information related to the Series F Preferred Units coupon rate reset.

The following table summarizes distributions accrued during the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Distribution per Unit	Total Distribution
General Partner/Limited Partner Units	$0.17	$19,286
Series F Preferred Units	$2,725.32	$1,363
Series G Preferred Units	$3,618.00	$905
Series J Preferred Units *	$5,085.12	$2,034
Series K Preferred Units	$9,062.60	$1,812

* The second quarter 2013 distribution per unit was pro-rated as discussed in the "Preferred Contributions" section.
8. Accumulated Other Comprehensive Loss
The following tables summarize the changes in Accumulated Other Comprehensive Loss by component for the six months ended June 30, 2013 and the reclassifications out of Accumulated Other Comprehensive Loss for the three and six months ended June 30, 2013:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2012	$(7,008)	$179	$(6,829)
Other Comprehensive Loss Before Reclassifications	—	(44)	(44)
Amounts Reclassified from Accumulated Other Comprehensive Loss	2,282	—	2,282
Net Current Period Other Comprehensive Income (Loss)	2,282	(44)	2,238
Balance as of June 30, 2013	$(4,726)	$135	$(4,591)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements	$598	$1,183	Interest Expense
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	916	1,099	Loss from Retirement of Debt
	$1,514	2,282	Total

9. Supplemental Information to Statements of Cash Flows

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Interest Expense Capitalized in Connection with Development Activity	$1,623	$473
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on General and Limited Partner Units	$9,745	$—
Distribution Payable on Preferred Units	$2,056	$4,798
Exchange of Limited Partnership Units for General Partnership Units:
Limited Partnership Units	$(804)	$(2,469)
General Partnership Units	804	2,469
Total	$—	$—
Mortgage Loan Payable Assumed in Conjunction with a Property Acquisition	$—	$12,026
Write-off of Fully Depreciated Assets	$(29,561)	$(23,135)

10. Earnings Per Unit (“EPU”)
The computation of basic and diluted EPU is presented below:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Numerator:
Loss from Continuing Operations	$(2,144)	$(12,708)	$(634)	$(17,549)
Gain on Sale of Real Estate	—	—	262	—
Preferred Unit Distributions	(2,277)	(4,798)	(6,114)	(9,560)
Redemption of Preferred Units	(3,546)	—	(3,546)	—
Loss from Continuing Operations Available to Unitholders	$(7,967)	$(17,506)	$(10,032)	$(27,109)
Income from Discontinued Operations	$13,537	$2,364	$10,637	$8,309
Income from Discontinued Operations Allocable to Participating Securities	(42)	—	(78)	—
Income from Discontinued Operations Attributable to Unitholders	$13,495	$2,364	$10,559	$8,309
Net Income (Loss) Available	$5,570	$(15,142)	$605	$(18,800)
Net Income Allocable to Participating Securities	(42)	—	(78)	—
Net Income (Loss) Available to Unitholders	$5,528	$(15,142)	$527	$(18,800)
Denominator:
Weighted Average Units — Basic and Diluted	112,808	93,106	109,163	92,458
Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.07)	$(0.19)	$(0.09)	$(0.29)
Income from Discontinued Operations Attributable to Unitholders	$0.12	$0.03	$0.10	$0.09
Net Income (Loss) Available to Unitholders	$0.05	$(0.16)	$0.01	$(0.20)
Participating securities include Units that correspond to the Company's 489,381 and 750,051 unvested restricted stock awards outstanding at June 30, 2013 and 2012, respectively, which participate in non-forfeitable distributions of the Operating Partnership. For the three and six months ended June 30, 2013, participating security holders were allocated income in proportion to the distributions declared during the year. Since participating security holders are not obligated to share in losses and no common distributions were declared during the six months ended June 30, 2012, there was no allocation of income to participating security holders for the three and six months ended June 30, 2012.

The number of weighted average units—diluted is the same as the number of weighted average units — basic for the three and six months ended June 30, 2013 and 2012, as the effect of Units corresponding to the Company's restricted stock unit awards (that do not participate in non-forfeitable distributions of the Operating Partnership) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders. Units corresponding to the following awards of the Company were anti-dilutive and could be dilutive in future periods:

	Number of Awards Outstanding At June 30, 2013	Number of Awards Outstanding At June 30, 2012
Non-Participating Securities:
Restricted Stock Unit Awards	328,450	713,550
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

Our Series F Preferred Units are subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year Treasury CMT Rate, ii) the 10 year Treasury CMT Rate or iii) 3 month LIBOR. For the second quarter of 2013, the new coupon rate was 5.515%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Units (the “Series F Agreement”). This Series F Agreement fixes the 30 year Treasury CMT rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark-to-market gains or losses related to this agreement are recorded in the statement of operations. For the three and six months ended June 30, 2013, gains of $56 and $52, respectively, are recognized as Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements. For the three and six months ended June 30, 2012, losses of $429 and $305, respectively, are recognized as Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements. Quarterly payments are treated as a component of the mark-to-market gains or losses and totaled $267 and $560, for the three and six months ended June 30, 2013, respectively, and $247 and $539 for the three and six months ended June 30, 2012, respectively.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income (“OCI”) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $2,326 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.
The following is a summary of the terms of our derivative and its fair value, which is included in Accounts Payable, Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheets:

Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	Fair Value As of June 30, 2013	Fair Value As of December 31, 2012
Derivatives Not Designated as Hedging Instruments:
Series F Agreement*	$50,000	5.2175%	October 1, 2008	October 1, 2013	$(214)	$(826)
_____________________

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of June 30, 2013 and December 31, 2012, the outstanding payable was $267 and $305, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statements of operations and the statements of OCI for the three and six months ended June 30, 2013 and 2012:

		Three Months Ended		Six Months Ended
Interest Rate Products	Location on Statement	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amortization Reclassified from OCI into Income (Loss)	Interest Expense	$(598)	$(571)	$(1,183)	$(1,111)
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
The following table sets forth our financial liability that is accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Series F Agreement at June 30, 2013	$(214)	—	—	$(214)
Series F Agreement at December 31, 2012	$(826)	—	—	$(826)
The following table presents the quantitative information about the Level 3 fair value measurements at June 30, 2013 and December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
Series F Agreement at June 30, 2013	$(214)	Discounted Cash Flow	Long Dated Treasuries (A)	3.54%
Series F Agreement at December 31, 2012	$(826)	Discounted Cash Flow	Long Dated Treasuries (A)	2.82% - 2.91%
			Own Credit Risk (B)	0.98% - 1.59%

(A)	Represents the forward 30 year Treasury CMT Rate.

(B)	Represents credit default swap spread curve used in the valuation analysis at December 31, 2012.
The valuation of the Series F Agreement is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflects the contractual terms of the agreement including the period to maturity. In adjusting the fair value of the Series F Agreement for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancement. To comply with the provisions of fair value measurement, we calculate a credit valuation adjustment ("CVA") to appropriately reflect both our own nonperformance risk and our counterparty's nonperformance risk in the fair value measurements. The CVA at June 30, 2013 is insignificant. We consider the Series F Agreement to be classified as Level 3 in the fair value hierarchy due to a significant number of unobservable inputs. The Series F Agreement swaps a fixed rate of 5.2175% for floating rate payments based on 30 year Treasury CMT Rate. No market observable prices exist for long dated Treasuries. Therefore, we have classified the Series F Agreement in its entirety as Level 3.

The following table presents a reconciliation of our liability classified as Level 3 at June 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Ending Liability Balance at December 31, 2012	$(826)
Mark-to-Market of the Series F Agreement	612
Ending Liability Balance at June 30, 2013	$(214)
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial buildings. At June 30, 2013, we have committed to the development of one industrial building totaling approximately 0.5 million square feet of GLA. The estimated total construction costs as of June 30, 2013, are approximately $54,000. Of this amount, approximately $5,200 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.
13. Subsequent Events
On July 1, 2013 and July 5, 2013, we paid off prior to maturity mortgage loans payable in the aggregate amount of $14,046.
Effective July 1, 2013, certain officers and employees were granted performance units under the 2013 Long-Term Incentive Program, newly adopted by the Board of Directors of the Company. The performance units vest based upon the relative total shareholder return (“TSR”) of the Company's stock compared to the weighted average TSR of the MSCI US REIT Index and the NAREIT Industrial Index. The TSR for half of the granted units is calculated based upon the performance from July 1, 2013 through June 30, 2014 and the other half is calculated based upon the performance from July 1, 2013 through December 31, 2015. At the end of the performance periods, each participant will be issued shares of the Company's common stock equal to the participant's share of the aggregate unit value. The participants will also be entitled to dividend equivalents representing any common dividends that have accrued with respect to such shares after the issuance of the performance units and prior to the date of vesting.
On July 18, 2013, the Company redeemed the 2,000,000 Depositary Shares, each representing 1/10,000th of a share of our 7.25% Series K Cumulative Redeemable Preferred Stock, $0.01 par value, at a redemption price of $25.00 per Depositary Share, totaling $50,000 plus pro-rated accrued dividends. An equivalent number of Series K Cumulative Redeemable Preferred Units were redeemed on July 18, 2013 as well.
On July 19, 2013, we entered into an amendment and restatement of our Unsecured Credit Facility (as amended and restated, the "New Credit Facility") which increased the borrowing capacity thereunder to $625,000. We may request that the borrowing capacity under the New Credit Facility be increased to $825,000, subject to certain restrictions. The New Credit Facility provides for interest only payments initially at LIBOR plus 145 basis points, that varies based on our leverage ratio. In the event the Company achieves an investment grade rating from one of certain rating agencies, the rate may be decreased at our election, based on the investment grade rating. The New Credit Facility matures on September 29, 2017, unless extended an additional one year at our election, subject to certain restrictions.
From July 1, 2013 to August 2, 2013, we sold three industrial properties for approximately $5,982. There were no industrial properties acquired during the period.

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
GENERAL
First Industrial, L.P. (the “Operating Partnership”) was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the “Company”) which owns common units in the Operating Partnership (“Units”) representing an approximate 96.0% ownership interest at June 30, 2013. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred units (“Preferred Units”) with an aggregate liquidation priority of $125.0 million at June 30, 2013. The Company is a real estate investment trust (“REIT”) as defined in the Internal Revenue Code of 1986 (the “Code”). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, an approximate 4.0% interest in the Operating Partnership at June 30, 2013. Operations are also conducted through other partnerships and limited liability companies (“LLCs”) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the LLCs, the “Consolidated Operating Partnership”), the operating data of which is consolidated with that of the Operating Partnership as presented herein.
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
As of June 30, 2013, we owned 638 industrial properties located in 24 states, containing an aggregate of approximately 55.3 million square feet of gross leasable area (“GLA”). On a combined basis, as of June 30, 2013, the Other Real Estate Partnerships owned 66 industrial properties containing an aggregate of approximately 7.6 million square feet of GLA.

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
We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries. Proceeds from sales are being used to repay outstanding debt, and market conditions permitting, are being used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we are unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock could be adversely affected.
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
RESULTS OF OPERATIONS
The tables below summarize our operating results for the three and six months ended June 30, 2013 and 2012. The operating results include a break out of our revenues, property expenses and depreciation and other amortization by various categories for the three and six months ended June 30, 2013 and 2012. Same store properties are properties owned prior to January 1, 2012 and held as an operating property through June 30, 2013 and developments and redevelopments that were placed in service prior to January 1, 2012 or were substantially completed for the 12 months prior to January 1, 2012. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2011 and held as an operating property through June 30, 2013. Sold properties are properties that were sold subsequent to December 31, 2011. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2012 or b) stabilized prior to January 1, 2012. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012
Our net income (loss) available to unitholders and participating securities was $0.6 million and $(18.8) million for the six months ended June 30, 2013 and 2012, respectively. Basic and diluted net income (loss) available to unitholders was $0.01 per Unit and $(0.20) per Unit for the six months ended June 30, 2013 and 2012, respectively.
For the six months ended June 30, 2013 and 2012, the average occupancy rates of our same store properties were 89.5% and 87.9%, respectively.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$143,451	$139,189	$4,262	3.1%
Acquired Properties	1,126	832	294	35.3%
Sold Properties	1,560	7,244	(5,684)	(78.5)%
(Re) Developments and Land, Not Included Above	2,986	112	2,874	2,566.1%
Other	695	1,377	(682)	(49.5)%
	$149,818	$148,754	$1,064	0.7%
Discontinued Operations	(1,637)	(7,345)	5,708	(77.7)%
Total Revenues	$148,181	$141,409	$6,772	4.8%
Revenues from same store properties increased $4.3 million primarily due to increases in occupancy and tenant recoveries. Revenues from acquired properties increased $0.3 million due to one, 0.4 million square foot property acquired in February 2012 in our Central Pennsylvania market. Revenues from sold properties decreased $5.7 million due to the 38 industrial properties sold subsequent to December 31, 2011 totaling approximately 5.3 million square feet of GLA. Revenues from (re)developments and land increased $2.9 million due to an increase in occupancy. Other revenues decreased $0.7 million primarily due to certain one-time revenue transactions during the six months ended June 30, 2012.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$44,130	$41,546	$2,584	6.2%
Acquired Properties	298	176	122	69.3%
Sold Properties	654	3,216	(2,562)	(79.7)%
(Re) Developments and Land, Not Included Above	810	291	519	178.4%
Other	4,088	3,780	308	8.1%
	$49,980	$49,009	$971	2.0%
Discontinued Operations	(703)	(3,287)	2,584	(78.6)%
Total Property Expenses	$49,277	$45,722	$3,555	7.8%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $2.6 million primarily due to an increase in repairs and maintenance expense due to the higher snow removal costs incurred during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due to the mild 2012 winter. Property expenses from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2011. Property expenses from sold properties decreased $2.6 million due to properties sold subsequent to December 31, 2011. Property expenses from (re)developments and land increased $0.5 million due to an increase in real estate tax expense. Other expenses remained relatively unchanged.
General and administrative expense remained relatively unchanged.

The impairment charges included in continuing operations for the six months ended June 30, 2013 of $1.4 million is primarily due to marketing certain properties for sale and our assessment of the likelihood of a potential sale transaction. The impairment included in continuing operations for the six months ended June 30, 2012 of $0.02 million is primarily comprised of impairment relating to certain industrial properties that no longer qualified for held for sale classification.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$48,840	$52,711	$(3,871)	(7.3)%
Acquired Properties	485	367	118	32.2%
Sold Properties	465	2,053	(1,588)	(77.4)%
(Re) Developments and Land, Not Included Above	673	111	562	506.3%
Corporate Furniture, Fixtures and Equipment	372	578	(206)	(35.6)%
	$50,835	$55,820	$(4,985)	(8.9)%
Discontinued Operations	(528)	(2,281)	1,753	(76.9)%
Total Depreciation and Other Amortization	$50,307	$53,539	$(3,232)	(6.0)%
Depreciation and other amortization for same store properties decreased $3.9 million due to a decrease in catch-up depreciation taken for properties that were classified as held for sale in 2011 but no longer classified as held for sale during the six months ended June 30, 2012 as well as an adjustment recorded during the six months ended June 30, 2013 to decrease depreciation and amortization expense which should have been recorded in previous periods. Depreciation and other amortization from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2011. Depreciation and other amortization from sold properties decreased $1.6 million due to properties sold subsequent to December 31, 2011. Depreciation and other amortization for (re)developments and land increased $0.6 million primarily due to an increase in substantial completion of developments. Corporate furniture, fixtures and equipment depreciation expense decreased $0.2 million due to assets becoming fully depreciated.
Interest income decreased $0.4 million, or 26.5%, primarily due to a decrease in the weighted average note receivable balance outstanding for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
Interest expense for the six months ended June 30, 2013 and 2012, respectively, decreased $6.0 million, or 14.6%, primarily due to a decrease in the weighted average debt balance outstanding for the six months ended June 30, 2013 ($1,215.7 million) as compared to the six months ended June 30, 2012 ($1,379.8 million), and an increase in capitalized interest of $1.1 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due to an increase in development activities, partially offset by an increase in the weighted average interest rate for the six months ended June 30, 2013 (6.06%), as compared to the six months ended June 30, 2012 (6.03%).
Amortization of deferred financing costs remained relatively unchanged.
In October 2008, we entered into an interest rate swap agreement (the "Series F Agreement") to mitigate our exposure to floating interest rates related to the coupon reset of our Series F Preferred Units. The Series F Agreement has a notional value of $50.0 million and is effective from April 1, 2009 through October 1, 2013. The Series F Agreement fixes the 30 year Treasury constant maturity treasury rate at 5.2175%. We recorded $0.05 million in mark-to-market gain, inclusive of $0.6 million in swap payments, for the six months ended June 30, 2013, as compared to $0.3 million in mark-to-market loss, inclusive of $0.5 million in swap payments, for the six months ended June 30, 2012.
For the six months ended June 30, 2013, we recognized a net loss from retirement of debt of $5.4 million due to the partial repurchase of certain series of our senior unsecured notes and the early payoff of certain mortgage loans. For the six months ended June 30, 2012, we recognized a net loss from retirement of debt of $6.2 million due to the partial repurchase of certain series of our senior unsecured notes.
Equity in income of other real estate partnerships increased $1.0 million, or 28.2%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to a decrease in depreciation and amortization related to catch-up depreciation taken for properties that were classified as held for sale in 2011 but no longer classified as held for sale during the six months ended June 30, 2012.

Equity in income of joint ventures remained relatively unchanged.

For the six months ended June 30, 2012, we recognized $0.8 million of gain on change in control of interests related to the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The $0.8 million of gain represents the difference between our carrying value and fair value of our equity interest on the acquisition date.

The income tax provision decreased $5.3 million or 101.1% during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to a one-time IRS audit adjustment related to the 2009 liquidation of a former taxable REIT subsidiary that was recorded during the six months ended June 30, 2012.
The following table summarizes certain information regarding the industrial properties included in discontinued operations for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
	($ in 000’s)
Total Revenues	$1,637	$7,345
Property Expenses	(703)	(3,287)
Impairment of Real Estate	(176)	(1,082)
Depreciation and Amortization	(528)	(2,281)
Gain on Sale of Real Estate	10,407	7,614
Income from Discontinued Operations	$10,637	$8,309
Income from discontinued operations for the six months ended June 30, 2013 reflects the results of operations and gain on sale of real estate relating to 12 industrial properties that were sold during the six months ended June 30, 2013 and the results of operations of two industrial properties that were identified as held for sale at June 30, 2013. The impairment loss for the six months ended June 30, 2013 of $0.2 million primarily relates to an impairment charge recorded due to carrying values of certain properties exceeding the estimated fair value based upon a third party purchase contract for properties held for sale during 2013.
Income from discontinued operations for the six months ended June 30, 2012 reflects the gain on sale of real estate relating to six industrial properties that were sold during the six months ended June 30, 2012, the results of operations of 26 industrial properties that were sold during the year ended December 31, 2012, the results of operations of 12 industrial properties that were sold during the six months ended June 30, 2013 and the results of operations of the two industrial properties identified as held for sale at June 30, 2013. The impairment loss for the six months ended June 30, 2012 of $1.1 million primarily relates to an impairment charge recorded due to carrying values of certain properties exceeding the estimated fair values based upon third party purchase contracts for properties held for sale during 2012.
The $0.3 million of gain on sale of real estate for the six months ended June 30, 2013, resulted from the sale of two land parcels that did not meet the criteria for inclusion in discontinued operations.
Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012
Our net income (loss) available to unitholders and participating securities was $5.6 million and $(15.1) million for the three months ended June 30, 2013 and 2012, respectively. Basic and diluted net income (loss) available to unitholders was $0.05 per Unit and $(0.16) per Unit for the three months ended June 30, 2013 and 2012, respectively.
For the three months ended June 30, 2013 and 2012, the average occupancy rates of our same store properties were 89.7% and 88.2%, respectively.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$72,206	$69,923	$2,283	3.3%
Acquired Properties	565	565	—	—%
Sold Properties	567	3,411	(2,844)	(83.4)%
(Re) Developments and Land, Not Included Above	1,641	(32)	1,673	(5,228.1)%
Other	362	829	(467)	(56.3)%
	$75,341	$74,696	$645	0.9%
Discontinued Operations	(595)	(3,395)	2,800	(82.5)%
Total Revenues	$74,746	$71,301	$3,445	4.8%
Revenues from same store properties increased $2.3 million primarily due to increases in occupancy and tenant recoveries. Revenues from acquired properties remained unchanged. Revenues from sold properties decreased $2.8 million due to the 38 industrial properties sold subsequent to December 31, 2011 totaling approximately 5.3 million square feet of GLA. Revenues from (re)developments and land increased $1.7 million due to an increase in occupancy. Other revenues decreased $0.5 million primarily related to certain one-time revenue transactions during the three months ended June 30, 2012, as well as a decrease in revenues from the operations of our maintenance company.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$21,881	$20,455	$1,426	7.0%
Acquired Properties	159	132	27	20.5%
Sold Properties	247	1,525	(1,278)	(83.8)%
(Re) Developments and Land, Not Included Above	499	114	385	337.7%
Other	2,196	1,945	251	12.9%
	$24,982	$24,171	$811	3.4%
Discontinued Operations	(282)	(1,509)	1,227	(81.3)%
Total Property Expenses	$24,700	$22,662	$2,038	9.0%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.4 million primarily due to an increase in real estate expense and repair maintenance expense. Property expenses from acquired properties remained relatively unchanged. Property expenses from sold properties decreased $1.3 million due to properties sold subsequent to December 31, 2011. Property expenses from (re)developments and land increased $0.4 million due to an increase in real estate tax expense. Other expenses remained relatively unchanged.
General and administrative expense decreased by $0.5 million, or 8.9%, primarily due to the acceleration of restricted stock expense associated with restricted shares held by our Chief Executive Officer during the three months ended December 31, 2012 and the three months ended March 31, 2013. Based on the terms of our Chief Executive Officer's employment agreement entered into in December 2012, the accounting treatment for any grants of stock based compensation are to be immediately expensed since vesting of the stock based compensation is not contingent upon future service.
The impairment charges included in continuing operations for the three months ended June 30, 2013 of $1.4 million is primarily due to marketing certain properties for sale and our assessment of the likelihood of a potential sale transaction.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,411	$25,629	$(218)	(0.9)%
Acquired Properties	264	210	54	25.7%
Sold Properties	48	897	(849)	(94.6)%
(Re) Developments and Land, Not Included Above	373	56	317	566.1%
Corporate Furniture, Fixtures and Equipment	164	278	(114)	(41.0)%
	$26,260	$27,070	$(810)	(3.0)%
Discontinued Operations	(81)	(937)	856	(91.4)%
Total Depreciation and Other Amortization	$26,179	$26,133	$46	0.2%
Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $0.1 million due to properties acquired subsequent to December 31, 2011. Depreciation and other amortization from sold properties decreased $0.8 million due to properties sold subsequent to December 31, 2011. Depreciation and other amortization for (re)developments and land increased $0.3 million primarily due to an increase in substantial completion of developments. Corporate furniture, fixtures and equipment depreciation expense decreased $0.1 million due to assets becoming fully depreciated.
Interest income decreased $0.1 million, or 10.9%, primarily due to a decrease in the weighted average note receivable balance outstanding for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.
Interest expense for the three months ended June 30, 2013 and 2012, respectively, decreased $2.4 million, or 12.2%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended June 30, 2013 ($1,214.4 million) as compared to the three months ended June 30, 2012 ($1,362.8 million), and an increase in capitalized interest of $0.8 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 due to an increase in development activities, partially offset by an increase in the weighted average interest rate for the three months ended June 30, 2013 (6.00%), as compared to the three months ended June 30, 2012 (5.84%).
Amortization of deferred financing costs remained relatively unchanged.
We recorded $0.06 million in mark-to-market gain, inclusive of $0.3 million in swap payments, for the three months ended June 30, 2013, as compared to $0.4 million in mark-to-market loss, inclusive of $0.2 million in swap payments, for the three months ended June 30, 2012.
For the three months ended June 30, 2013, we recognized a net loss from retirement of debt of $4.2 million due to the partial repurchase of certain series of our senior unsecured notes and the early payoff of certain mortgage loans. For the three months ended June 30, 2012, we recognized a net loss from retirement of debt of $6.2 million due to the partial repurchase of certain series of our senior unsecured notes.
Equity in income of other real estate partnerships remained relatively unchanged.
Equity in income of joint ventures remained relatively unchanged.

The income tax provision decreased $5.4 million or 99.9% during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to a one-time IRS audit adjustment related to the 2009 liquidation of a former taxable REIT subsidiary that was recorded during the three months ended June 30, 2012.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
	($ in 000’s)
Total Revenues	$595	$3,395
Property Expenses	(282)	(1,509)
Impairment of Real Estate	(176)	—
Depreciation and Amortization	(81)	(937)
Gain on Sale of Real Estate	13,481	1,415
Income from Discontinued Operations	$13,537	$2,364
Income from discontinued operations for the three months ended June 30, 2013 reflects the results of operations and gain on sale of real estate relating to eight industrial properties that were sold during the three months ended June 30, 2013 and the results of operations of two industrial properties that were identified as held for sale at June 30, 2013. The impairment loss for the three months ended June 30, 2013 of $0.2 million primarily relates to an impairment charge recorded due to the carrying values of certain properties exceeding the estimated fair value, less costs to sell, based upon a third party purchase contract for properties held for sale during 2013.
Income from discontinued operations for the three months ended June 30, 2012 reflects the gain on sale of real estate relating to three industrial properties that were sold during the three months ended June 30, 2012, the results of operations of 26 industrial properties that were sold during the year ended December 31, 2012, the results of operations of 12 industrial properties that were sold during the six months ended June 30, 2013 and the results of operations of the two industrial properties identified as held for sale at June 30, 2013.
LEASING ACTIVITY
The following table provides a summary of our leasing activity for the three and six months ended June 30, 2013. The table does not include month to month leases or leases with terms less than twelve months. New leases where there were no prior comparable leases, due to extended downtime or materially different lease structures, are also excluded.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Net Effective Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
New Leases - Second Quarter 2013	54	895	$4.56	(5.3)%	5.6	$6.62	N/A
Renewal Leases - Second Quarter 2013	106	1,549	$4.81	5.3%	3.5	$1.59	67.8%
Second Quarter 2013	160	2,444	$4.72	1.3%	4.3	$3.43	67.8%

New Leases - Year to Date 2013	102	1,375	$4.43	(5.3)%	5.8	$6.82	N/A
Renewal Leases - Year to Date 2013	209	4,096	$4.36	8.0%	3.5	$1.22	76.0%
Year to Date 2013	311	5,471	$4.37	4.3%	4.1	$2.63	76.0%

(1)	Net effective rent is the average net rent calculated in accordance with GAAP, over the term of the lease.

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

During the three and six months ended June 30, 2013, we signed 40 and 67 new leases, respectively, with free rent periods during the lease term on 0.8 million and 1.0 million square feet of GLA, respectively. Total concessions are $1.2 million and $1.4 million, respectively, associated with these new leases. Additionally, during the three and six months ended June 30, 2013, we signed 23 and 41 renewal leases, respectively, with free rent periods during the lease term on 0.5 million and 0.9 million square feet of GLA, respectively. Total concessions are $0.4 million and $0.7 million, respectively, associated with these renewal leases.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2013, our cash and cash equivalents were approximately $4.1 million. We also had $342.0 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions.
We considered our short-term (through June 30, 2014) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 2014 Notes, in the aggregate principal amount of $81.8 million, are due June 1, 2014. Additionally, we have $22.3 million in mortgage loans payable outstanding at June 30, 2013 that have maturities prior to June 30, 2014. We expect to satisfy the payment obligations on the 2014 Notes and the mortgage loans payable due prior to June 30, 2014 with borrowings on our Unsecured Credit Facility. With the exception of the 2014 Notes and the $22.3 million of mortgage loans payable, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, preferred distributions, the minimum distributions required to maintain the Company’s REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional Units, subject to market conditions.
We expect to meet long-term (after June 30, 2014) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional Units and preferred Units, subject to market conditions.
We also financed the development or acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At June 30, 2013, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.893%. As of August 2, 2013, we had approximately $422.0 million available for additional borrowings under our New Credit Facility, subject to certain restrictions. Our New Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2013, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2013.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB+/Ba2/BB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Six Months Ended June 30, 2013
Net cash provided by operating activities of approximately $41.0 million for the six months ended June 30, 2013, was comprised primarily of the non-cash adjustments of approximately $51.5 million and net income of approximately $10.3 million, offset by the net change in operating assets and liabilities of approximately $16.8 million and payments of premiums, discounts and prepayment penalties associated with retirement of debt of approximately $4.0 million. The adjustments for the non-cash items of approximately $51.5 million are primarily comprised of depreciation and amortization of approximately $57.0 million, the loss from retirement of debt of approximately $5.4 million, the impairment of real estate of approximately $1.6 million and the provision for bad debt of approximately $0.5 million, offset by the gain on sale of real estate of approximately $10.7 million and the effect of the straight-lining of rental income of approximately $2.3 million.
Net cash used in investing activities of approximately $52.6 million for the six months ended June 30, 2013, was comprised primarily of investments in and advances to the Other Real Estate Partnerships, the acquisition of one industrial property and several land parcels, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities and an increase in escrows, offset by the net proceeds from the sale of real estate, distributions from the Other Real Estate Partnerships in excess of equity in income and the repayments on our notes receivable.

During the six months ended June 30, 2013, we acquired one industrial property comprising approximately 0.5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $46.5 million, excluding costs incurred in conjunction with the acquisition of the industrial property and land parcels.
During the six months ended June 30, 2013, we sold 12 industrial properties comprising approximately 1.3 million square feet of GLA and two land parcels. Proceeds from the sales of the 12 industrial properties and two land parcels, net of closing costs, were approximately $50.4 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2013.

Net cash provided by financing activities of approximately $11.4 million for the six months ended June 30, 2013, was comprised primarily of net proceeds from the issuance of Units and net proceeds from our Unsecured Credit Facility, offset by the redemption of our Series J Cumulative Redeemable Preferred Units (the "Series J Preferred Units"), repayments on our senior unsecured notes and mortgage loans payable, general and limited partnership Unit and preferred general partnership Unit distributions and advanced preferred general partnership Unit distributions, the repurchase and retirement of restricted Units, payments on the interest rate swap agreement and payments of equity issuance costs.

During the six months ended June 30, 2013, we paid off and retired prior to maturity mortgage loans in the amount of $18.4 million and we repurchased $29.0 million of our unsecured notes at an aggregate purchase price of $32.6 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
During the six months ended June 30, 2013, the Company redeemed the remaining 4,000,000 Depositary Shares of the Company's 7.25% Series J Cumulative Redeemable Preferred Stock for $25.00 per Depositary Share, or $100.0 million in the aggregate, and paid a prorated second quarter dividend of $0.055382 per Depositary Share, totaling approximately $0.2 million. An equivalent number of Series J Preferred Units were redeemed during the six months ended June 30, 2013 as well.
During the six months ended June 30, 2013, the Company issued 8,400,000 shares of the Company's common stock through a public offering, resulting in proceeds, net of the underwriter's discount, of approximately $132.3 million. Additionally, during the six months ended June 30, 2013, the Company issued 2,315,704 shares of the Company's common stock through the Company's "at-the-market" equity offering program, resulting in net proceeds of approximately $41.8 million. These proceeds were contributed to us in exchange for an equivalent number of Units. We may access the equity markets again, subject to contractual restrictions and market conditions. To the extent additional equity offerings occur, we expect to use at least a portion of the proceeds received to reduce our indebtedness or fund property acquisitions and developments.
Market Risk
The following discussion about our risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.
Interest Rate Risk
This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at June 30, 2013 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At June 30, 2013, $1,077.8 million (90.9% of total debt at June 30, 2013) of our debt was fixed rate debt and $108.0 million (9.1% of total debt at June 30, 2013) of our debt was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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

Based upon the amount of variable rate debt outstanding at June 30, 2013, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.2 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at June 30, 2013. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for other possible actions, such as prepayment, that we might take in response to any rate increase. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at June 30, 2013 by approximately $20.4 million to $1,109.7 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at June 30, 2013 by approximately $21.2 million to $1,151.4 million.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2013, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the coupon rate reset of our Series F Preferred Units.

Foreign Currency Exchange Rate Risk
Owning industrial property outside of the United States exposes the Operating Partnership to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At June 30, 2013, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.
IRS Tax Refund
On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40.4 million in the fourth quarter of 2009 (the “Refund”) in connection with this tax liquidation. The IRS examination team, which is required by statute to review all refund claims in excess of $2.0 million on behalf of the Joint Committee on Taxation, indicated to us that it disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. During the year ended December 31, 2012, we reached an agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income was $13.7 million, which equates to $4.8 million of taxes owed. We were also required to pay accrued interest of $0.5 million. During the year ended December 31, 2012, the Operating Partnership recorded the charge for the agreed-upon adjustment and the related estimated accrued interest which was reflected as a component of income tax expense. During 2013, the settlement amount was approved by the Joint Committee on Taxation.
As a result of the Joint Committee on Taxation's approval, during 2013 we entered into closing agreements with the IRS that determined the timing of the settlement on the tax characterization of the limited partners of the Operating Partnership and the stockholders of the Company. Pursuant to these closing agreements, $8.2 million of the preferred stock distributions for the year ended December 31, 2012 are taxable as capital gain. During the three months ended June 30, 2013, we paid the agreed upon taxes and related accrued interest.
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
On July 1, 2013 and July 5, 2013, we paid off prior to maturity mortgage loans payable in the aggregate amount of $14.0 million.
Effective July 1, 2013, certain officers and employees were granted performance units under the 2013 Long-Term Incentive Program, newly adopted by the Board of Directors of the Company. The performance units vest based upon the relative total shareholder return (“TSR”) of the Company's stock compared to the weighted average TSR of the MSCI US REIT Index and the NAREIT Industrial Index. The TSR for half of the granted units is calculated based upon the performance from July 1, 2013 through June 30, 2014 and the other half is calculated based upon the performance from July 1, 2013 through December 31, 2015. At the end of the performance periods, each participant will be issued shares of the Company's common stock equal to the participant's share of the aggregate unit value. The participants will also be entitled to dividend equivalents representing any common dividends that have accrued with respect to such shares after the issuance of the performance units and prior to the date of vesting.
On July 18, 2013, the Company redeemed the 2,000,000 Depositary Shares, each representing 1/10,000th of a share, of our 7.25% Series K Cumulative Redeemable Preferred Stock, $0.01 par value, at a redemption price of $25.00 per Depositary Share, totaling $50.0 million plus pro-rated accrued dividends. An equivalent number of Series K Cumulative Redeemable Preferred Units were redeemed on July 18, 2013 as well.
On July 19, 2013, we entered into an amendment and restatement of our Unsecured Credit Agreement (as amended and restated, the "New Credit Facility") which increased the borrowing capacity thereunder to $625.0 million. We may request that the borrowing capacity under the New Credit Facility be increased to $825.0 million, subject to certain restrictions. The New Credit Facility provides for interest only payments initially at LIBOR plus 145 basis points, that varies based on our leverage ratio. In the event the Company achieves an investment grade rating from one of certain rating agencies, the rate may be decreased at our election, based on the investment grade rating.The New Credit Facility matures on September 29, 2017, unless extended an additional one year at our election, subject to certain restrictions.
From July 1, 2013 to August 2, 2013, we sold three industrial properties for approximately $6.0 million. There were no industrial properties acquired during the period.

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

10.3
Amended and Restated Unsecured Revolving Credit Agreement dated as of July 19, 2013 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 22, 2013).

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

101.1*
The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Partbers’ Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By: FIRST INDUSTRIAL REALTY TRUST, INC. Its Sole General Partner

By:	/s/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: August 2, 2013

EXHIBIT INDEX

Exhibit Number	Description

10.3
Amended and Restated Unsecured Revolving Credit Agreement dated as of July 19, 2013 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 22, 2013).

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

101.1*
The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Partners’ Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.