Form 10-Q
period 2013-09-30
FIRST INDUSTRIAL LP
filed 2013-11-04
CIK 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FIRST INDUSTRIAL, L.P.
Form 10-Q
For the Period Ended September 30, 2013

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited) (In thousands except unit and per unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$617,037	$598,404
Buildings and Improvements	2,136,653	2,146,375
Construction in Progress	32,248	19,228
Less: Accumulated Depreciation	(665,688)	(639,481)
Net Investment in Real Estate	2,120,250	2,124,526
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $658 and $3,050	2,291	6,765
Investments in and Advances to Other Real Estate Partnerships	196,276	178,104
Cash and Cash Equivalents	6,133	4,357
Tenant Accounts Receivable, Net	3,910	3,867
Investments in Joint Ventures	1,163	1,012
Deferred Rent Receivable, Net	49,595	47,930
Deferred Financing Costs, Net	11,355	10,948
Deferred Leasing Intangibles, Net	23,566	29,374
Prepaid Expenses and Other Assets, Net	97,891	96,999
Total Assets	$2,512,430	$2,503,882
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$614,900	$656,329
Senior Unsecured Notes, Net	445,515	474,150
Unsecured Credit Facility	171,000	98,000
Accounts Payable, Accrued Expenses and Other Liabilities	64,487	78,876
Deferred Leasing Intangibles, Net	12,016	13,597
Rents Received in Advance and Security Deposits	27,767	27,327
Distributions Payable	9,788	452
Total Liabilities	1,345,473	1,348,731
Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units	73,587	217,971
General Partner Units (109,975,850 and 98,767,913 units outstanding)	1,014,905	859,727
Limited Partners Units (4,602,833 and 4,702,341 units outstanding)	82,400	84,282
Accumulated Other Comprehensive Loss	(3,935)	(6,829)
Total Partners’ Capital	1,166,957	1,155,151
Total Liabilities and Partners’ Capital	$2,512,430	$2,503,882
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Unaudited) (In thousands except per unit data)
Revenues:
Rental Income	$57,423	$54,549	$170,302	$163,013
Tenant Recoveries and Other Income	16,080	14,661	50,824	46,583
Total Revenues	73,503	69,210	221,126	209,596
Expenses:
Property Expenses	23,863	21,819	72,914	67,320
General and Administrative	5,131	4,841	16,975	16,316
Impairment of Real Estate	1,047	—	2,476	(85)
Depreciation and Other Amortization	25,533	25,201	75,671	78,250
Total Expenses	55,574	51,861	168,036	161,801
Other Income (Expense):
Interest Income	611	676	1,818	2,319
Interest Expense	(16,918)	(18,644)	(51,850)	(59,548)
Amortization of Deferred Financing Costs	(736)	(815)	(2,326)	(2,437)
Mark-to-Market (Loss) Gain on Interest Rate Protection Agreements	—	(29)	52	(334)
Loss from Retirement of Debt	(662)	(424)	(6,034)	(6,646)
Total Other Income (Expense)	(17,705)	(19,236)	(58,340)	(66,646)
Income (Loss) from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures, Gain on Change in Control of Interests and Income Tax (Provision) Benefit	224	(1,887)	(5,250)	(18,851)
Equity in Income of Other Real Estate Partnerships	4,546	1,946	9,117	5,512
Equity in Income of Joint Ventures	72	28	119	156
Gain on Change in Control of Interests	—	—	—	776
Income Tax (Provision) Benefit	(63)	5	(4)	(5,258)
Income (Loss) from Continuing Operations	4,779	92	3,982	(17,665)
Discontinued Operations:
Income Attributable to Discontinued Operations	125	854	518	1,757
Gain on Sale of Real Estate	3,613	4,470	14,020	12,084
Income from Discontinued Operations	3,738	5,324	14,538	13,841
Income (Loss) Before Gain on Sale of Real Estate	8,517	5,416	18,520	(3,824)
Gain on Sale of Real Estate	221	3,777	483	3,777
Net Income (Loss)	8,738	9,193	19,003	(47)
Less: Preferred Unit Distributions	(1,392)	(4,725)	(7,506)	(14,285)
Less: Redemption of Preferred Units	(2,121)	—	(5,667)	—
Net Income (Loss) Available to Unitholders and Participating Securities	$5,225	$4,468	$5,830	$(14,332)
Basic and Diluted Earnings Per Unit:
Income (Loss) from Continuing Operations Available to Unitholders	$0.01	$(0.01)	$(0.08)	$(0.30)
Income from Discontinued Operations Attributable to Unitholders	$0.03	$0.05	$0.13	$0.15
Net Income (Loss) Available to Unitholders	$0.04	$0.04	$0.05	$(0.15)
Distributions Per Unit	$0.085	$0.00	$0.255	$0.00
Weighted Average Units Outstanding - Basic	114,089	98,432	110,823	94,464
Weighted Average Units Outstanding - Diluted	114,404	98,432	110,823	94,464
Net Income (Loss) Available to Unitholders Attributable to:
General Partner	$5,006	$4,191	$5,586	$(13,564)
Limited Partners	219	277	244	(768)
Net Income (Loss) Available to Unitholders and Participating Securities	$5,225	$4,468	$5,830	$(14,332)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Unaudited) (In thousands)
Net Income (Loss)	$8,738	$9,193	$19,003	$(47)
Amortization of Interest Rate Protection Agreements	609	579	1,792	1,690
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	17	—	1,116	2,619
Foreign Currency Translation Adjustment	30	54	(14)	51
Comprehensive Income	$9,394	$9,826	$21,897	$4,313
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Preferred Units	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Total
	(Unaudited) (In thousands)
Balance as of December 31, 2012	$217,971	$859,727	$84,282	$(6,829)	$1,155,151
Issuance of General Partner Units, Net of Issuance Costs	—	173,785	—	—	173,785
Redemption of Preferred Units	(144,384)	—	—	—	(144,384)
Stock Based Compensation Activity	—	2,755	—	—	2,755
Conversion of Limited Partner Units to General Partner Units	—	943	(943)	—	—
Common Unit Distributions	—	(27,891)	(1,183)	—	(29,074)
Preferred Unit Distributions	(13,173)	—	—	—	(13,173)
Net Income	13,173	5,586	244	—	19,003
Other Comprehensive Income	—	—	—	2,894	2,894
Balance as of September 30, 2013	$73,587	$1,014,905	$82,400	$(3,935)	$1,166,957
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Unaudited) (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$19,003	$(47)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	62,643	66,633
Amortization of Deferred Financing Costs	2,326	2,437
Other Amortization	21,241	22,074
Impairment of Real Estate	2,652	1,101
Provision for Bad Debt	656	592
Equity in Income of Joint Ventures	(119)	(156)
Distributions from Joint Ventures	—	27
Gain on Sale of Real Estate	(14,503)	(15,861)
Gain on Change in Control of Interests	—	(776)
Loss from Retirement of Debt	6,034	6,646
Mark-to-Market (Gain) Loss on Interest Rate Protection Agreements	(52)	334
Equity in Income of Other Real Estate Partnerships	(9,117)	(5,512)
Distributions from Investment in Other Real Estate Partnerships	9,117	5,512
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(3,764)	2,128
Increase in Deferred Rent Receivable	(2,963)	(2,376)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(9,391)	(2,193)
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	(4,513)	(4,059)
Net Cash Provided by Operating Activities	79,250	76,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(47,293)	(48,519)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(65,591)	(51,378)
Net Proceeds from Sales of Investments in Real Estate	62,084	75,789
Investments in and Advances to Other Real Estate Partnerships	(40,355)	(22,921)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	22,183	30,204
Contributions to and Investments in Joint Ventures	(26)	(184)
Repayments of Notes Receivable	454	14,226
Increase in Escrows	(189)	—
Net Cash Used in Investing Activities	(68,733)	(2,783)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(3,567)	(1,433)
Unit Contributions	174,081	134,905
Repurchase and Retirement of Restricted Units	(2,968)	(855)
Common Unit Distributions	(19,286)	—
Preferred Unit Distributions Paid	(7,958)	(13,871)
Redemption of Preferred Units	(150,000)	—
Payments on Interest Rate Swap Agreement	(865)	(819)
Proceeds from Origination of Mortgage Loans Payable	—	97,561
Repayments on Mortgage and Other Loans Payable	(41,389)	(20,197)
Repayments of Senior Unsecured Notes	(29,769)	(152,170)
Proceeds from Unsecured Credit Facility	289,000	261,000
Repayments on Unsecured Credit Facility	(216,000)	(383,000)
Net Cash Used in Financing Activities	(8,721)	(78,879)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20)	14
Net Increase (Decrease) in Cash and Cash Equivalents	1,796	(5,158)
Cash and Cash Equivalents, Beginning of Year	4,357	7,624
Cash and Cash Equivalents, End of Year	$6,133	$2,480
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per unit data)
1. Organization and Formation of Partnership
First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") which owns common units in the Operating Partnership ("Units") representing an approximate 96.0% common ownership interest at September 30, 2013. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units ("Preferred Units") with an aggregate liquidation priority of $75,000 at September 30, 2013. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 4.0% interest in the Operating Partnership at September 30, 2013. Operations are also conducted through other partnerships and limited liability companies ("LLCs") of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the L.L.C.s, the "Consolidated Operating Partnership"), the operating data of which is consolidated with that of the Operating Partnership as presented herein. Unless the context otherwise requires, the terms "we," "us," and "our" refer to First Industrial, L.P. and its controlled subsidiaries.
We also hold at least a 99% limited partnership interest in each of eight limited partnerships (together, the "Other Real Estate Partnerships").
We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture" collectively, the "Joint Ventures"). See Note 5 for more information on the Joint Ventures.
The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.
As of September 30, 2013, we owned 632 industrial properties located in 24 states, containing an aggregate of approximately 55.1 million square feet of gross leasable area ("GLA"). On a combined basis, as of September 30, 2013, the Other Real Estate Partnerships owned 65 industrial properties containing an aggregate of approximately 7.4 million square feet of GLA.
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
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2012 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2012 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2012 audited consolidated financial statements included in our 2012 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2013 and December 31, 2012, and the reported amounts of revenues and expenses for the three and nine months ended September 30, 2013 and 2012. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of September 30, 2013 and December 31, 2012, and the results of our operations and comprehensive income for each of the three and nine months ended September 30, 2013 and 2012, and our cash flows for each of the nine months ended September 30, 2013 and 2012, and all adjustments are of a normal recurring nature.

Reclassifications
Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 presentation. Additionally, the results of operations for the nine months ended September 30, 2013 include an adjustment of $1,561 to decrease depreciation and amortization expense which should have been recorded during previous periods. Management evaluated the impact of the adjustment and does not believe it is material to the results of the anticipated full year, current period or any previous period.
IRS Tax Refund
On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40,418 in the fourth quarter of 2009 (the "Refund") in connection with this tax liquidation. The IRS examination team, which is required by statute to review all refund claims in excess of $2,000 on behalf of the Joint Committee on Taxation, indicated to us that it disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. During the year ended December 31, 2012, we reached an agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income was $13,700, which equates to $4,806 of taxes owed. We were also required to pay accrued interest of approximately $500. During the year ended December 31, 2012, the Operating Partnership recorded the charge for the agreed-upon adjustment and the related estimated accrued interest which was reflected as a component of income tax expense. During 2013, the settlement amount was approved by the Joint Committee on Taxation. During the nine months ended September 30, 2013, we paid the agreed upon taxes and related accrued interest.
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
Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires that public companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. ASU 2013-02 is effective for annual periods beginning after December 15, 2012, and is to be applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.
3. Investment in Real Estate
Acquisitions
During the nine months ended September 30, 2013, we acquired one industrial property comprising approximately 0.5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $46,463, excluding costs incurred in conjunction with the acquisition of the industrial property and land parcels.
Sales and Discontinued Operations
During the nine months ended September 30, 2013, we sold 18 industrial properties comprising approximately 1.5 million square feet of GLA and several land parcels. Gross proceeds from the sales of the industrial properties and land parcels were approximately $64,920. The net gain on the sale of the industrial properties and land parcels was approximately $14,503. The 18 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and net gain on sale of real estate for the 18 industrial properties sold are included in discontinued operations. The results of operations and gain on sale of real estate for the several land parcels, which do not meet the criteria to be included in discontinued operations, are included in continuing operations.

At September 30, 2013, we had one industrial property comprising approximately 0.05 million square feet of GLA held for sale. The results of operations of this industrial property held for sale at September 30, 2013 are included in discontinued operations. There can be no assurance that such industrial property held for sale will be sold.
Income from discontinued operations for the nine months ended September 30, 2012 reflects the results of operations of the 18 industrial properties that were sold during the nine months ended September 30, 2013, the results of operations of 26 industrial properties that were sold during the year ended December 31, 2012, the results of operations of the one industrial property identified as held for sale at September 30, 2013 and the gain on sale of real estate relating to 23 industrial properties that were sold during the nine months ended September 30, 2012.

The following table discloses certain information regarding the industrial properties included in discontinued operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Total Revenues	$116	$3,081	$2,311	$11,449
Property Expenses	58	(1,241)	(871)	(4,749)
Impairment of Real Estate	—	—	(176)	(1,186)
Depreciation and Amortization	(49)	(986)	(746)	(3,757)
Gain on Sale of Real Estate	3,613	4,470	14,020	12,084
Income from Discontinued Operations	$3,738	$5,324	$14,538	$13,841
At September 30, 2013 and December 31, 2012, we had notes receivable outstanding of approximately $40,795 and $41,201, net of a discount of $207 and $255, respectively, which are included as a component of Prepaid Expenses and Other Assets, Net. At September 30, 2013 and December 31, 2012, the fair value of the notes receivable was $41,906 and $44,783, respectively. The fair value of our notes receivable was determined by discounting the future cash flows using current rates at which similar notes with similar remaining maturities would be made to other borrowers. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value of our notes receivable was primarily based upon Level 3 inputs, as discussed below.
Impairment Charges
During the three and nine months ended September 30, 2013 and 2012, we recorded the following net non-cash impairment charges:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Sold or Held for Sale Operating Properties — Discontinued Operations	$—	$—	$176	$1,186
Operating Properties Not Held For Sale — Continuing Operations	1,047	—	2,476	(85)
Total Net Impairment	$1,047	$—	$2,652	$1,101

The impairment charges for assets that qualify to be classified as held for sale are calculated as the difference between the carrying value of the properties and the estimated fair value, less costs to sell. The impairment charges for assets not held for sale are calculated as the difference between the carrying value of the properties and the estimated fair value. The impairment charges recorded during the three months ended September 30, 2013 and nine months ended September 30, 2013 and 2012 were triggered primarily due to marketing certain properties for sale and our assessment of the likelihood and timing of a potential sale transaction.

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
The following table presents information about our real estate assets that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2013. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

	Fair Value Measurements on a Non-Recurring Basis Using:
Description	At September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment for the Nine Months Ended
Long-lived Assets Not Held For Sale*	$6,875	—	—	$6,875	$(1,047)
_____________________

* Excludes industrial properties for which impairment of $1,605 was recorded during the nine months ended September 30, 2013 since the related assets are sold or recorded at carrying value, which is lower than estimated fair value at September 30, 2013.
The following table presents quantitative information about the Level 3 fair value measurements at September 30, 2013.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
One industrial property comprising approximately 0.5 million square feet of GLA	$6,875	Contracted Price	(A)	N/A
(A) The fair value for the property is based upon the value of a third party purchase contract, which is subject to our corroboration for reasonableness.

4. Investments in and Advances to Other Real Estate Partnerships
The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.
Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:
Condensed Combined Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS
Assets:
Net Investment in Real Estate	$276,525	$264,284
Note Receivable	123,444	142,982
Other Assets, Net	33,902	34,476
Total Assets	$433,871	$441,742
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$98,111	$107,287
Other Liabilities, Net	14,276	11,570
Partners’ Capital	321,484	322,885
Total Liabilities and Partners’ Capital	$433,871	$441,742
Operating Partnership's Share of Equity	$320,228	$321,663
Basis Differentials (1)	(123,952)	(143,559)
Carrying Value of the Operating Partnership's Investments in Other Real Estate Partnerships	$196,276	$178,104
_________________
(1)    This amount represents the aggregate difference between the Operating Partnership's historical cost basis and the basis reflected at the Other Real Estate Partnerships' level. Basis differentials relate to the elimination of a note receivable and related accrued interest between a Other Real Estate Partnership and wholly owned subsidiaries of the Operating Partnership.

Condensed Combined Statements of Operations

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Total Revenues	$9,907	$9,400	$29,340	$29,419
Property Expenses	(2,906)	(2,604)	(9,027)	(8,404)
Impairment of Real Estate	—	—	—	172
Depreciation and Other Amortization	(3,071)	(3,351)	(9,120)	(10,888)
Interest Income	1,237	2,019	3,809	6,405
Interest Expense	(1,079)	(1,483)	(3,541)	(4,444)
Amortization of Deferred Financing Costs	(45)	(53)	(142)	(156)
Loss from Retirement of Debt	—	—	(214)	—
Income from Continuing Operations	4,043	3,928	11,105	12,104
Discontinued Operations:
Income (Loss) Attributable to Discontinued Operations	91	112	210	(20)
Gain (Loss) on Sale of Real Estate	1,630	(50)	1,630	(79)
Income (Loss) from Discontinued Operations	1,721	62	1,840	(99)
Income Before Gain on Sale of Real Estate	$5,764	$3,990	$12,945	$12,005
Gain on Sale of Real Estate	$70	$—	$70	$—
Net Income	$5,834	$3,990	$13,015	$12,005
5. Investments in Joint Ventures

At September 30, 2013, the 2003 Net Lease Joint Venture owned four industrial properties comprising approximately 2.5 million square feet of GLA. The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the FASB guidance on the consolidation of variable interest entities. We continue to conclude that we are not the primary beneficiary of this venture. As of September 30, 2013, our investment in the 2003 Net Lease Joint Venture is $1,163. Our maximum exposure to loss is equal to our investment. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of September 30, 2013, the 2007 Europe Joint Venture did not own any properties.
During the three and nine months ended September 30, 2013, we recognized fees from our Joint Ventures of $59 and $180, respectively, and $295 and $439 during the three and nine months ended September 30, 2012, respectively.

6. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at September 30, 2013	Effective Interest Rate at Issuance	Maturity Date
	September 30, 2013	December 31, 2012
Mortgage Loans Payable, Net	$614,900	$656,329	4.03% – 8.26%	4.03% – 8.26%	January 2014- September 2022
Unamortized Premiums	(121)	(161)
Mortgage Loans Payable, Gross	$614,779	$656,168
Senior Unsecured Notes, Net
2016 Notes	$159,552	$159,510	5.750%	5.91%	1/15/2016
2017 Notes	54,959	55,385	7.500%	7.52%	12/1/2017
2027 Notes	6,066	6,066	7.150%	7.11%	5/15/2027
2028 Notes	31,883	55,261	7.600%	8.13%	7/15/2028
2032 Notes	10,512	11,500	7.750%	7.87%	4/15/2032
2014 Notes	80,772	79,683	6.420%	6.54%	6/1/2014
2017 II Notes	101,771	106,745	5.950%	6.37%	5/15/2017
Subtotal	$445,515	$474,150
Unamortized Discounts	1,381	2,570
Senior Unsecured Notes, Gross	$446,896	$476,720
Unsecured Credit Facility	$171,000	$98,000	1.631%	1.631%	9/29/2017	*

* The maturity date may be extended an additional year at our election, subject to certain restrictions.
Mortgage Loans Payable, Net
During the three and nine months ended September 30, 2013, we paid off and retired prior to maturity mortgage loans payable in the amount of $14,046 and $32,429, respectively. In connection with these prepayments, we recognized $486 and $975 as loss from retirement of debt for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2013, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $771,120. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of September 30, 2013.
Senior Unsecured Notes, Net
During the nine months ended September 30, 2013, we repurchased and retired the following senior unsecured notes prior to maturity:

	Principal Amount Repurchased	Purchase Price
2017 Notes	$430	$482
2017 II Notes	5,000	5,300
2028 Notes	23,394	26,547
2032 Notes	1,000	1,163
Total	$29,824	$33,492

In connection with these repurchases prior to maturity, we recognized $5,003 as loss from retirement of debt for the nine months ended September 30, 2013, which is the difference between the repurchase price of $33,492 and the principal amount retired of $29,824, net of the pro rata write off of the unamortized debt issue discount, the unamortized deferred financing costs and the unamortized settlement amount of the interest rate protection agreements related to the repurchase of $28, $191 and $1,116, respectively.
Unsecured Credit Facility
On July 19, 2013, we amended and restated our existing $450,000 revolving credit facility (the "Old Credit Facility"), increasing the borrowing capacity thereunder to $625,000 (as amended and restated, the "Unsecured Credit Facility"). We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $825,000, subject to certain restrictions. The amendment extended the maturity date from December 12, 2014 to September 29, 2017 with an option to extend an additional one year at our election, subject to certain restrictions. At September 30, 2013, the Unsecured Credit Facility provides for interest only payments initially at LIBOR plus 145 basis points, that varies based on our leverage ratio. In the event we achieve an investment grade rating from one of certain rating agencies, the rate may be decreased at our election, based on the investment grade rating. In connection with the amendment of the Old Credit Facility, we wrote off $56 of unamortized deferred financing costs, which is included in Loss from Retirement of Debt for the three and nine months ended September 30, 2013.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments as of September 30, 2013 of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
Remainder of 2013	$2,959
2014	133,327
2015	34,951
2016	275,948
2017	337,783
Thereafter	447,707
Total	$1,232,675
The Unsecured Credit Facility and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that we were in compliance with all covenants as of September 30, 2013. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders or lenders in a manner that could impose and cause us to incur material costs.
Fair Value
At September 30, 2013 and December 31, 2012, the fair values of our indebtedness were as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$614,900	$629,823	$656,329	$699,903
Senior Unsecured Notes, Net	445,515	483,604	474,150	516,943
Unsecured Credit Facility	171,000	171,000	98,000	98,192
Total	$1,231,415	$1,284,427	$1,228,479	$1,315,038

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
7. Partners’ Capital
Preferred Contributions
On July 18, 2013, the Company redeemed the 2,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company's 7.25% Series K Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series K Preferred Stock"), at a redemption price of $25.00 per Depositary Share, and paid a pro-rated third quarter dividend of $0.090625 per Depositary Share, totaling $181. An equivalent number of Series K Cumulative Redeemable Preferred Units ("the Series K Preferred Units") were redeemed on July 18, 2013 as well. The initial offering costs associated with the issuance of the Series K Preferred Units, as well as costs associated with the redemption, totaled $2,121 and are reflected as a deduction from net income in determining earnings per unit for the three and nine months ended September 30, 2013.
On April 11, 2013, the Company redeemed the remaining 4,000,000 Depositary Shares, each representing 1/10,000th of a share, of the Company's 7.25% Series J Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series J Preferred Stock"), at a redemption price of $25.00 per Depositary Share, and paid a pro-rated second quarter dividend of $0.055382 per Depositary Share, totaling $221. An equivalent number of Series J Cumulative Redeemable Preferred Units (the "Series J Preferred Units") were redeemed on April 11, 2013 as well. The remaining initial offering costs associated with the issuance of the Series J Preferred Units, as well as costs associated with the redemption, totaled $3,546 and are reflected as a deduction from net income in determining earnings per unit for the nine months ended September 30, 2013.
Unit Contributions
During the nine months ended September 30, 2013, the Company issued 8,400,000 shares of the Company’s common stock in an underwritten public offering. Net proceeds were $132,050. The proceeds were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution.
On March 1, 2012, the Company and the Operating Partnership entered into distribution agreements with sales agents to sell up to 12,500,000 shares of the Company's common stock, for up to $125,000 aggregate gross sale proceeds, from time to time in "at-the-market" offerings (the "ATM"). During the nine months ended September 30, 2013, the Company issued 2,315,704 shares of the Company's common stock under the ATM resulting in net proceeds to the Company of $41,735. These proceeds were contributed to us in exchange for an equivalent number of Units and are reflected in our financial statements as a general partner contribution. Under the terms of the ATM, sales are to be made primarily in transactions that are deemed to be "at the market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.
During the nine months ended September 30, 2013, 99,508 limited partnership units were converted into an equivalent number of general partnership units, resulting in a reclassification of $943 between Limited Partners Units and General Partner Units.

Restricted Units and Long-Term Incentive Program
During the nine months ended September 30, 2013, the Company awarded 284,461 shares of restricted stock awards to certain employees, which had a fair value of $4,719 on the date of approval by the Compensation Committee of the Board of Directors. We issued Units to the Company in the same amounts. These restricted stock awards vest over a period of three years. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of the shares. If vesting of a recipient's restricted stock is not contingent upon future service, the expense is recognized immediately at the date of grant. During the nine months ended September 30, 2013, we recognized $1,008 of compensation expense related to restricted shares granted during the first quarter to our Chief Executive Officer for which future service was not required.

The Board of Directors adopted the 2013 Long-Term Incentive Program ("LTIP") and effective July 1, 2013, certain officers and employees of the Company were granted 718,960 performance units ("LTIP Unit Awards"). The LTIP Unit Awards had a fair value of $5,411 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The TSR for half of the granted units is calculated based upon the performance from July 1, 2013 through June 30, 2014 and the other half is calculated based upon the performance from July 1, 2013 through December 31, 2015. Compensation expense will be charged to earnings on a straight-line basis over the respective performance periods. At the end of the respective performance periods, each participant will be issued shares of our common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on our TSR as compared to the TSR of the MSCI US REIT Index and the NAREIT Industrial Index. The participants will also be entitled to dividend equivalents for shares issued pursuant to vested LTIP Unit Awards, which dividend equivalents represent any common dividends that would been paid with respect to such issued shares after the grant of the LTIP Unit Awards and prior to the date of settlement.
We recognized $1,769 and $4,436 for the three and nine months ended September 30, 2013, respectively, and $1,309 and $3,707 for the three and nine months ended September 30, 2012, respectively, in amortization related to restricted stock and unit awards and LTIP Unit Awards, of which $11 and $24, respectively, was capitalized in connection with development activities for the three and nine months ended September 30, 2013, respectively, and $19 and $19 for the three and nine months ended September 30, 2012, respectively. At September 30, 2013, we had $9,094 in unrecognized compensation related to unvested restricted stock and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.90 years.

Distributions
The coupon rate of our Series F Preferred Units resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury ("CMT") Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3 month LIBOR. For the third quarter of 2013, the new coupon rate was 5.935%. See Note 11 for additional derivative information related to the Series F Preferred Units coupon rate reset.
The following table summarizes distributions accrued during the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Distribution per Unit	Total Distribution
General Partner/Limited Partner Units	$0.255	$29,074
Series F Preferred Units	$4,242.04	$2,121
Series G Preferred Units	$5,427.00	$1,357
Series J Preferred Units *	$5,085.12	$2,034
Series K Preferred Units **	$9,968.85	$1,994

* The second quarter 2013 distribution per unit was pro-rated as discussed in the "Preferred Contributions" section.
**The third quarter 2013 distribution per unit was pro-rated as discussed in the "Preferred Contributions" section.

8. Accumulated Other Comprehensive Loss
The following tables summarize the changes in Accumulated Other Comprehensive Loss by component for the nine months ended September 30, 2013 and the reclassifications out of Accumulated Other Comprehensive Loss for the three and nine months ended September 30, 2013:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2012	$(7,008)	$179	$(6,829)
Other Comprehensive Loss Before Reclassifications	—	(14)	(14)
Amounts Reclassified from Accumulated Other Comprehensive Loss	2,908	—	2,908
Net Current Period Other Comprehensive Income (Loss)	2,908	(14)	2,894
Balance as of September 30, 2013	$(4,100)	$165	$(3,935)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements	$609	$1,792	Interest Expense
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	17	1,116	Loss from Retirement of Debt
	$626	2,908	Total
9. Supplemental Information to Statements of Cash Flows

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Interest Expense Capitalized in Connection with Development Activity	$2,447	$1,078
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on General and Limited Partner Units	$9,788	$—
Distribution Payable on Preferred Units	$—	$5,177
Exchange of Limited Partnership Units for General Partnership Units:
Limited Partnership Units	$(943)	$(2,710)
General Partnership Units	943	2,710
Total	$—	$—
Mortgage Loan Payable Assumed in Conjunction with a Property Acquisition	$—	$12,026
Write-off of Fully Depreciated Assets	$(36,992)	$(30,782)

10. Earnings Per Unit ("EPU")
The computation of basic and diluted EPU is presented below:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Numerator:
Income (Loss) from Continuing Operations	$4,779	$92	$3,982	$(17,665)
Gain on Sale of Real Estate	221	3,777	483	3,777
Income from Continuing Operations Allocable to Participating Securities	(12)	—	—	—
Preferred Unit Distributions	(1,392)	(4,725)	(7,506)	(14,285)
Redemption of Preferred Units	(2,121)	—	(5,667)	—
Income (Loss) from Continuing Operations Available to Unitholders	$1,475	$(856)	$(8,708)	$(28,173)
Income from Discontinued Operations	$3,738	$5,324	$14,538	$13,841
Income from Discontinued Operations Allocable to Participating Securities	(30)	(34)	(120)	—
Income from Discontinued Operations Attributable to Unitholders	$3,708	$5,290	$14,418	$13,841
Net Income (Loss) Available	$5,225	$4,468	$5,830	$(14,332)
Net Income Allocable to Participating Securities	(42)	(34)	(120)	—
Net Income (Loss) Available to Unitholders	$5,183	$4,434	$5,710	$(14,332)
Denominator:
Weighted Average Units — Basic	114,089	98,432	110,823	94,464
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards	315	—	—	—
Weighted Average Units - Diluted	114,404	98,432	110,823	94,464
Basic and Diluted EPU:
Income (Loss) from Continuing Operations Available to Unitholders	$0.01	$(0.01)	$(0.08)	$(0.30)
Income from Discontinued Operations Attributable to Unitholders	$0.03	$0.05	$0.13	$0.15
Net Income (Loss) Available to Unitholders	$0.04	$0.04	$0.05	$(0.15)
Participating securities include Units that correspond to the Company's 489,381 and 745,712 of unvested restricted stock awards outstanding at September 30, 2013 and 2012, respectively, which participate in non-forfeitable distributions of the Operating Partnership. Under the two class method, participating security holders are allocated income, in proportion to total weighted average units outstanding, based upon the greater of net income (after reduction for preferred unit distributions and redemption of preferred units) or common distributions declared. Since participating security holders are not obligated to share in losses and no common distributions were declared during the nine months ended September 30, 2012, there was no allocation of income to participating security holders for the nine months ended September 30, 2012.

The number of weighted average units—diluted is the same as the number of weighted average units — basic for the three months ended September 30, 2012 and nine months ended September 30, 2013 and 2012, as the effect of Units corresponding to the Company's LTIP Unit Awards (which do not participate in non-forfeitable distributions of the Operating Partnership) was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders. Units corresponding to the following awards of the Company could be dilutive in future periods:

	Number of Awards Outstanding At September 30, 2013	Number of Awards Outstanding At September 30, 2012
Non-Participating Securities:
Restricted Stock Unit Awards	273,400	713,550
LTIP Unit Awards	718,960	—
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

Our Series F Preferred Units are subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year Treasury CMT Rate, ii) the 10 year Treasury CMT Rate or iii) 3 month LIBOR. For the third quarter of 2013, the new coupon rate was 5.935%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Units (the "Series F Agreement"). This Series F Agreement fixes the 30 year Treasury CMT rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark-to-market gains or losses related to this agreement are recorded in the statement of operations. For the three and nine months ended September 30, 2013, net gains of $0 and $52, respectively, are recognized as Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements. For the three and nine months ended September 30, 2012, net losses of $29 and $334, respectively, are recognized as Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements. Quarterly payments are treated as a component of the mark-to-market gains or losses and totaled $214 and $774, for the three and nine months ended September 30, 2013, respectively, and $326 and $865 for the three and nine months ended September 30, 2012, respectively. The Series F Agreement matured on October 1, 2013.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Other Comprehensive Income ("OCI") and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $1,846 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.
The following is a summary of the terms of our derivative and its fair value, which is included in Accounts Payable, Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheets:

Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	Fair Value As of September 30, 2013	Fair Value As of December 31, 2012
Derivatives Not Designated as Hedging Instruments:
Series F Agreement*	$50,000	5.2175%	October 1, 2008	October 1, 2013	$—	$(826)
_____________________

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of September 30, 2013 and December 31, 2012, the outstanding payable was $214 and $305, respectively.

The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statements of operations and the statements of OCI for the three and nine months ended September 30, 2013 and 2012:

		Three Months Ended		Nine Months Ended
Interest Rate Products	Location on Statement	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Amortization Reclassified from OCI into Income (Loss)	Interest Expense	$(609)	$(579)	$(1,792)	$(1,690)
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
The following table sets forth our financial liability that is accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Fair Value	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Series F Agreement at September 30, 2013	$—	—	—	$—
Series F Agreement at December 31, 2012	$(826)	—	—	$(826)
The following table presents the quantitative information about the Level 3 fair value measurements at September 30, 2013 and December 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
Series F Agreement at September 30, 2013	$—	N/A	N/A	(A)
Series F Agreement at December 31, 2012	$(826)	Discounted Cash Flow	Long Dated Treasuries (B)	2.82% - 2.91%
			Own Credit Risk (C)	0.98% - 1.59%

(A)	The Series F Agreement matured on October 1, 2013.

(B)	Represents the forward 30 year Treasury CMT Rate.

(C)	Represents credit default swap spread curve used in the valuation analysis at December 31, 2012.
The valuation of the Series F Agreement was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflected the contractual terms of the agreement including the period to maturity. In adjusting the fair value of the Series F Agreement for the effect of nonperformance risk, we had considered the impact of netting and any applicable credit enhancement. To comply with the provisions of fair value measurement, we calculated a credit valuation adjustment ("CVA") to appropriately reflect both our own nonperformance risk and our counterparty's nonperformance risk in the fair value measurements. We considered the Series F Agreement to be classified as Level 3 in the fair value hierarchy due to a significant number of unobservable inputs. The Series F Agreement swapped a fixed rate of 5.2175% for floating rate payments based on 30 year Treasury CMT Rate. No market observable prices exist for long dated Treasuries. Therefore, we had classified the Series F Agreement in its entirety as Level 3.

The following table presents a reconciliation of our liability classified as Level 3 at September 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Ending Liability Balance at December 31, 2012	$(826)
Mark-to-Market of the Series F Agreement	826
Ending Liability Balance at September 30, 2013	$—
12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial buildings. At September 30, 2013, we have committed to the development of three industrial buildings totaling approximately 1.1 million square feet of GLA. The estimated total construction costs as of September 30, 2013, are approximately $94,400. Of this amount, approximately $27,700 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.
13. Subsequent Events
From October 1, 2013 to November 1, 2013, we paid off prior to maturity mortgage loans payable in the aggregate amount of $31,966.
From October 1, 2013 to November 1, 2013, we acquired 100% of an LLC interest that owned one industrial property for a purchase price of approximately $26,349, excluding costs incurred in conjunction with the acquisition of the industrial property and sold three industrial properties and one land parcel for approximately $4,644.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "plan," "anticipate," "estimate," "project," "seek," "target," "potential," "focus," "may," "should," or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); the Company's ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Operating Partnership's current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described under the heading "Risk Factors" and elsewhere in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2012, and in the Company's subsequent Exchange Act reports, including this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms "we," "us," and "our" refer to First Industrial, L.P. and respective controlled subsidiaries.
GENERAL
First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") which owns common units in the Operating Partnership ("Units") representing an approximate 96.0% ownership interest at September 30, 2013. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred units ("Preferred Units") with an aggregate liquidation priority of $75.0 million at September 30, 2013. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, an approximate 4.0% interest in the Operating Partnership at September 30, 2013. Operations are also conducted through other partnerships and limited liability companies ("LLCs") of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the LLCs, the "Consolidated Operating Partnership"), the operating data of which is consolidated with that of the Operating Partnership as presented herein.
We also hold at least a 99% limited partnership interest in each of eight limited partnerships (together, the "Other Real Estate Partnerships").
We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture" and, collectively, the "Joint Ventures"). See Note 5 to the Consolidated Financial Statements for more information on the Joint Ventures.
The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.

As of September 30, 2013, we owned 632 industrial properties located in 24 states, containing an aggregate of approximately 55.1 million square feet of gross leasable area ("GLA"). On a combined basis, as of September 30, 2013, the Other Real Estate Partnerships owned 65 industrial properties containing an aggregate of approximately 7.4 million square feet of GLA.
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
We utilize a portion of the net sales proceeds from property sales, borrowings under our unsecured credit facility (the "Unsecured Credit Facility") and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt and finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments or through the issuance, when and as warranted, of additional equity securities. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our capital stock and debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock could be adversely affected.
RESULTS OF OPERATIONS
The tables below summarize our operating results for the three and nine months ended September 30, 2013 and 2012. The operating results include a break out of our revenues, property expenses and depreciation and other amortization by various categories for the three and nine months ended September 30, 2013 and 2012. Same store properties are properties owned prior to January 1, 2012 and held as an operating property through September 30, 2013 and developments and redevelopments that were placed in service prior to January 1, 2012 or were substantially completed for the 12 months prior to January 1, 2012. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2011 and held as an operating property through September 30, 2013. Sold properties are properties that were sold subsequent to December 31, 2011. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2012 or b) stabilized prior to January 1, 2012. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.

Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
Our net income (loss) available to unitholders and participating securities was $5.8 million and $(14.3) million for the nine months ended September 30, 2013 and 2012, respectively. Basic and diluted net income (loss) available to unitholders was $0.05 per Unit and $(0.15) per Unit for the nine months ended September 30, 2013 and 2012, respectively.
For the nine months ended September 30, 2013 and 2012, the average occupancy rates of our same store properties were 89.8% and 87.9%, respectively.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$213,868	$206,307	$7,561	3.7%
Acquired Properties	1,681	1,392	289	20.8%
Sold Properties	2,053	11,076	(9,023)	(81.5)%
(Re) Developments and Land, Not Included Above	4,785	117	4,668	3,989.7%
Other	1,050	2,153	(1,103)	(51.2)%
	$223,437	$221,045	$2,392	1.1%
Discontinued Operations	(2,311)	(11,449)	9,138	(79.8)%
Total Revenues	$221,126	$209,596	$11,530	5.5%
Revenues from same store properties increased $7.6 million primarily due to increases in occupancy and tenant recoveries. Revenues from acquired properties increased $0.3 million due to one 0.4 million square foot property acquired in February 2012 in our Central Pennsylvania market. Revenues from sold properties decreased $9.0 million due to the 44 industrial properties sold subsequent to December 31, 2011 totaling approximately 5.6 million square feet of GLA. Revenues from (re)developments and land increased $4.7 million due to an increase in occupancy. Other revenues decreased $1.1 million primarily due to certain one-time revenue transactions during the nine months ended September 30, 2012, as well as a decrease in leasing fees earned from our Joint Ventures and a decrease in revenues from the operations of our maintenance company for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$64,993	$60,587	$4,406	7.3%
Acquired Properties	589	305	284	93.1%
Sold Properties	743	4,762	(4,019)	(84.4)%
(Re) Developments and Land, Not Included Above	1,272	362	910	251.4%
Other	6,188	6,053	135	2.2%
	$73,785	$72,069	$1,716	2.4%
Discontinued Operations	(871)	(4,749)	3,878	(81.7)%
Total Property Expenses	$72,914	$67,320	$5,594	8.3%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $4.4 million primarily due to an increase in real estate tax expense due to refunds received in 2012 relating to previous years and an increase in repairs and maintenance expense due to the higher snow removal costs incurred during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to the mild 2012 winter. Property expenses from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2011. Property expenses from sold properties decreased $4.0 million due to properties sold subsequent to December 31, 2011. Property expenses from (re)developments and land increased $0.9 million primarily due to an increase in real estate tax expense. Other expenses remained relatively unchanged.

General and administrative expense remained relatively unchanged.

The impairment charges included in continuing operations for the nine months ended September 30, 2013 of $2.5 million are primarily due to marketing certain properties for sale and our assessment of the likelihood of a potential sale transaction. The impairment reversal included in continuing operations for the nine months ended September 30, 2012 of $0.1 million is primarily comprised of an impairment reversal relating to certain industrial properties that no longer qualified for held for sale classification.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$73,218	$76,851	$(3,633)	(4.7)%
Acquired Properties	880	588	292	49.7%
Sold Properties	661	3,566	(2,905)	(81.5)%
(Re) Developments and Land, Not Included Above	1,149	166	983	592.2%
Corporate Furniture, Fixtures and Equipment	509	836	(327)	(39.1)%
	$76,417	$82,007	$(5,590)	(6.8)%
Discontinued Operations	(746)	(3,757)	3,011	(80.1)%
Total Depreciation and Other Amortization	$75,671	$78,250	$(2,579)	(3.3)%
Depreciation and other amortization for same store properties decreased $3.6 million due to certain intangible assets related to acquisitions of real estate becoming fully depreciated as well as an adjustment recorded during the nine months ended September 30, 2013 to decrease depreciation and amortization expense which should have been recorded in previous periods. Depreciation and other amortization from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2011. Depreciation and other amortization from sold properties decreased $2.9 million due to properties sold subsequent to December 31, 2011. Depreciation and other amortization for (re)developments and land increased $1.0 million primarily due to an increase in substantial completion of developments. Corporate furniture, fixtures and equipment depreciation expense decreased $0.3 million due to assets becoming fully depreciated.
Interest income decreased $0.5 million, or 21.6%, primarily due to a decrease in the weighted average note receivable balance outstanding for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Interest expense for the nine months ended September 30, 2013 and 2012, respectively, decreased $7.7 million, or 12.9%, primarily due to a decrease in the weighted average debt balance outstanding for the nine months ended September 30, 2013 ($1,228.6 million) as compared to the nine months ended September 30, 2012 ($1,359.9 million), an increase in capitalized interest of $1.3 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to an increase in development activities, and a decrease in the weighted average interest rate for the nine months ended September 30, 2013 (5.91%) as compared to the nine months ended September 30, 2012 (5.97%).
Amortization of deferred financing costs remained relatively unchanged.
In October 2008, we entered into an interest rate swap agreement (the "Series F Agreement") to mitigate our exposure to floating interest rates related to the coupon reset of our Series F Preferred Units. The Series F Agreement has a notional value of $50.0 million. The Series F Agreement fixes the 30 year Treasury constant maturity treasury rate at 5.2175%. We recorded $0.1 million in mark-to-market net gain, inclusive of $0.8 million in swap payments, for the nine months ended September 30, 2013, as compared to $0.3 million in mark-to-market net loss, inclusive of $0.9 million in swap payments, for the nine months ended September 30, 2012. The Series F Agreement matured on October 1, 2013.
For the nine months ended September 30, 2013, we recognized a net loss from retirement of debt of $6.0 million due to the partial repurchase of certain series of our senior unsecured notes, the early payoff of certain mortgage loans and the write-off of certain unamortized loan fees associated with the amendment of our revolving line of credit. For the nine months ended September 30, 2012, we recognized a net loss from retirement of debt of $6.6 million due to the partial repurchase of certain series of our senior unsecured notes.

Equity in income of other real estate partnerships increased $3.6 million, or 65.4%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to an increase in gain on sale of real estate.
Equity in income of joint ventures remained relatively unchanged.

For the nine months ended September 30, 2012, we recognized $0.8 million of gain on change in control of interests related to the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The $0.8 million of gain represents the difference between our carrying value and fair value of our equity interest on the acquisition date.

The income tax provision decreased $5.3 million or 99.9% during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to a one-time IRS audit adjustment related to the 2009 liquidation of a former taxable REIT subsidiary that was recorded during the nine months ended September 30, 2012.
The following table summarizes certain information regarding the industrial properties included in discontinued operations for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	($ in 000’s)
Total Revenues	$2,311	$11,449
Property Expenses	(871)	(4,749)
Impairment of Real Estate	(176)	(1,186)
Depreciation and Amortization	(746)	(3,757)
Gain on Sale of Real Estate	14,020	12,084
Income from Discontinued Operations	$14,538	$13,841
Income from discontinued operations for the nine months ended September 30, 2013 reflects the results of operations and gain on sale of real estate relating to 18 industrial properties that were sold during the nine months ended September 30, 2013 and the results of operations of one industrial property that was identified as held for sale at September 30, 2013. The impairment loss for the nine months ended September 30, 2013 of $0.2 million primarily relates to an impairment charge recorded due to the carrying value of a certain property exceeding the estimated fair value based upon a third party purchase contract for a property held for sale during 2013.
Income from discontinued operations for the nine months ended September 30, 2012 reflects the gain on sale of real estate relating to 23 industrial properties that were sold during the nine months ended September 30, 2012, the results of operations of 26 industrial properties that were sold during the year ended December 31, 2012, the results of operations of 18 industrial properties that were sold during the nine months ended September 30, 2013 and the results of operations of the one industrial property identified as held for sale at September 30, 2013. The impairment loss for the nine months ended September 30, 2012 of $1.2 million primarily relates to an impairment charge recorded due to carrying values of certain properties exceeding the estimated fair values based upon third party purchase contracts for properties held for sale during 2012.
The $0.5 million and $3.8 million gain on sale of real estate for the nine months ended September 30, 2013 and 2012, respectively, resulted from the sale of several land parcels that did not meet the criteria for inclusion in discontinued operations.
Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012
Our net income available to unitholders and participating securities was $5.2 million and $4.5 million for the three months ended September 30, 2013 and 2012, respectively. Basic and diluted net income available to unitholders was $0.04 per per Unit for the three months ended September 30, 2013 and 2012.
For the three months ended September 30, 2013 and 2012, the average occupancy rates of our same store properties were 90.1% and 87.7%, respectively.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$70,838	$67,894	$2,944	4.3%
Acquired Properties	555	560	(5)	(0.9)%
Sold Properties	72	3,056	(2,984)	(97.6)%
(Re) Developments and Land, Not Included Above	1,800	5	1,795	35,900.0%
Other	354	776	(422)	(54.4)%
	$73,619	$72,291	$1,328	1.8%
Discontinued Operations	(116)	(3,081)	2,965	(96.2)%
Total Revenues	$73,503	$69,210	$4,293	6.2%
Revenues from same store properties increased $2.9 million primarily due to increases in occupancy and tenant recoveries. Revenues from acquired properties remained relatively unchanged. Revenues from sold properties decreased $3.0 million due to the 44 industrial properties sold subsequent to December 31, 2011 totaling approximately 5.6 million square feet of GLA. Revenues from (re)developments and land increased $1.8 million due to an increase in occupancy. Other revenues decreased $0.4 million primarily related to a decrease in leasing fees earned from our Joint Ventures and a decrease in revenues from the operations of our maintenance company for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$21,052	$19,222	$1,830	9.5%
Acquired Properties	291	129	162	125.6%
Sold Properties	(101)	1,366	(1,467)	(107.4)%
(Re) Developments and Land, Not Included Above	466	69	397	575.4%
Other	2,097	2,274	(177)	(7.8)%
	$23,805	$23,060	$745	3.2%
Discontinued Operations	58	(1,241)	1,299	(104.7)%
Total Property Expenses	$23,863	$21,819	$2,044	9.4%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.8 million primarily due to an increase in real estate expense due to refunds received in 2012 as well as lowered reassessments during 2012 of certain properties. Property expenses from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2011. Property expenses from sold properties decreased $1.5 million due to properties sold subsequent to December 31, 2011. Property expenses from (re)developments and land increased $0.4 million primarily due to an increase in real estate tax expense. Other expenses remained relatively unchanged.
General and administrative expense remained relatively unchanged.
The impairment charge included in continuing operations for the three months ended September 30, 2013 of $1.0 million is primarily due to marketing a certain property for sale and our assessment of the likelihood of a potential sale transaction.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$24,564	$24,701	$(137)	(0.6)%
Acquired Properties	395	220	175	79.5%
Sold Properties	31	952	(921)	(96.7)%
(Re) Developments and Land, Not Included Above	455	56	399	712.5%
Corporate Furniture, Fixtures and Equipment	137	258	(121)	(46.9)%
	$25,582	$26,187	$(605)	(2.3)%
Discontinued Operations	(49)	(986)	937	(95.0)%
Total Depreciation and Other Amortization	$25,533	$25,201	$332	1.3%
Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $0.2 million due to properties acquired subsequent to December 31, 2011. Depreciation and other amortization from sold properties decreased $0.9 million due to properties sold subsequent to December 31, 2011. Depreciation and other amortization for (re)developments and land increased $0.4 million primarily due to an increase in substantial completion of developments. Corporate furniture, fixtures and equipment depreciation expense decreased $0.1 million due to assets becoming fully depreciated.
Interest income remained relatively unchanged.
Interest expense for the three months ended September 30, 2013 and 2012, respectively, decreased $1.7 million, or 9.3%, primarily due to a decrease in the weighted average debt balance outstanding for the three months ended September 30, 2013 ($1,254.0 million) as compared to the three months ended September 30, 2012 ($1,320.7 million), an increase in capitalized interest of $0.1 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to an increase in development activities, and a decrease in the weighted average interest rate for the three months ended September 30, 2013 (5.61%) as compared to the three months ended September 30, 2012 (5.83%).
Amortization of deferred financing costs decreased $0.1 million, or 9.7%, due to lower deferred financing costs due to the amendment to our credit facility in July 2013 and the write off of financing costs related to the early retirement of certain mortgage loans and the repurchase and retirement of certain senior unsecured notes, offset by the costs associated with the origination of mortgage financings during 2012.
We recorded no mark-to-market net gain, as the mark-to-market net gain was offset by $0.2 million in swap payments, for the three months ended September 30, 2013, as compared to $0.03 million in mark-to-market net loss, inclusive of $0.3 million in swap payments, for the three months ended September 30, 2012.
For the three months ended September 30, 2013, we recognized a net loss from retirement of debt of $0.7 million due to the partial repurchase of certain series of our senior unsecured notes, the early payoff of certain mortgage loans and the write-off of certain unamortized loan fees associated with the amendment of our revolving line of credit. For the three months ended September 30, 2012, we recognized a net loss from retirement of debt of $0.4 million due to the partial repurchase of certain series of our senior unsecured notes.
Equity in income of other real estate partnerships increased $2.6 million, or 133.6%, during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to an increase in gain on sale of real estate.
Equity in income of joint ventures remained relatively unchanged.

The income tax provision remained relatively unchanged.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
	($ in 000’s)
Total Revenues	$116	$3,081
Property Expenses	58	(1,241)
Depreciation and Amortization	(49)	(986)
Gain on Sale of Real Estate	3,613	4,470
Income from Discontinued Operations	$3,738	$5,324
Income from discontinued operations for the three months ended September 30, 2013 reflects the results of operations and gain on sale of real estate relating to six industrial properties that were sold during the three months ended September 30, 2013 and the results of operations of one industrial property that was identified as held for sale at September 30, 2013.
Income from discontinued operations for the three months ended September 30, 2012 reflects the gain on sale of real estate relating to 17 industrial properties that were sold during the three months ended September 30, 2012, the results of operations of 26 industrial properties that were sold during the year ended December 31, 2012, the results of operations of 18 industrial properties that were sold during the nine months ended September 30, 2013 and the results of operations of the one industrial property identified as held for sale at September 30, 2013.
The $0.2 million and $3.8 million gain on sale of real estate for the three months ended September 30, 2013 and 2012, resulted from the sale of several land parcels that did not meet the criteria for inclusion in discontinued operations.
LEASING ACTIVITY
The following table provides a summary of our leasing activity for the three and nine months ended September 30, 2013. The table does not include month to month leases or leases with terms less than twelve months. New leases where there were no prior comparable leases, due to extended downtime or materially different lease structures, are also excluded.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Net Effective Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
New Leases - Third Quarter 2013	59	813	$4.64	(9.7)%	4.4	$6.24	N/A
Renewal Leases - Third Quarter 2013	79	1,640	$3.71	10.4%	4.0	$1.21	67.6%
Third Quarter 2013 - Total / Weighted Average	138	2,453	$4.02	1.7%	4.1	$2.87	67.6%

New Leases - Year to Date 2013	161	2,188	$4.51	(7.0)%	5.3	$6.61	N/A
Renewal Leases - Year to Date 2013	288	5,736	$4.17	8.6%	3.6	$1.22	73.9%
Year to Date 2013 - Total / Weighted Average	449	7,924	$4.26	3.5%	4.1	$2.71	73.9%

(1)	Net effective rent is the average net rent calculated in accordance with GAAP, over the term of the lease.

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
During the three and nine months ended September 30, 2013, we signed 46 and 113 new leases, respectively, with free rent periods during the lease term on 0.7 million and 1.7 million square feet of GLA, respectively. Total concessions are $1.1 million and $2.5 million, respectively, associated with these new leases. Additionally, during the three and nine months ended September 30, 2013, we signed 12 and 53 renewal leases, respectively, with free rent periods during the lease term on 0.2 million and 1.1 million square feet of GLA, respectively. Total concessions are $0.3 million and $1.0 million, respectively, associated with these renewal leases.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2013, our cash and cash equivalents were approximately $6.1 million. We also had $454.0 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions.
We considered our short-term (through September 30, 2014) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 2014 Notes, in the aggregate principal amount of $81.8 million, are due June 2, 2014. Additionally, we have $21.8 million in mortgage loans payable outstanding at September 30, 2013 that have maturities prior to September 30, 2014. We expect to satisfy the payment obligations on the 2014 Notes and the mortgage loans payable due prior to September 30, 2014 with borrowings on our Unsecured Credit Facility. With the exception of the 2014 Notes and the $21.8 million of mortgage loans payable, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, preferred distributions, the minimum distributions required to maintain the Company’s REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional Units, subject to market conditions and contractual restrictions.
We expect to meet long-term (after September 30, 2014) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional Units and preferred Units, subject to market conditions.
We also financed the development or acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At September 30, 2013, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.631%. As of November 1, 2013, we had approximately $370.0 million available for additional borrowings under our Unsecured Credit Facility, subject to certain restrictions. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of September 30, 2013, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2013.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BB+/Ba2/BB, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Nine Months Ended September 30, 2013
Net cash provided by operating activities of approximately $79.3 million for the nine months ended September 30, 2013, was comprised primarily of the non-cash adjustments of approximately $78.0 million and net income of approximately $19.0 million, offset by the net change in operating assets and liabilities of approximately $13.2 million and payments of premiums, discounts and prepayment penalties associated with retirement of debt of approximately $4.5 million. The adjustments for the non-cash items of approximately $78.0 million are primarily comprised of depreciation and amortization of approximately $86.2 million, the loss from retirement of debt of approximately $6.0 million, the impairment of real estate of approximately $2.7 million and the provision for bad debt of approximately $0.7 million, offset by the gain on sale of real estate of approximately $14.5 million, the effect of the straight-lining of rental income of approximately $3.0 million and equity in income of our Joint Ventures of $0.1 million.

Net cash used in investing activities of approximately $68.7 million for the nine months ended September 30, 2013, was comprised primarily of investments in and advances to the Other Real Estate Partnerships, the acquisition of one industrial property and several land parcels, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities and an increase in escrows, offset by the net proceeds from the sale of real estate, distributions from the Other Real Estate Partnerships in excess of equity in income and the repayments on our notes receivable.
During the nine months ended September 30, 2013, we acquired one industrial property comprising approximately 0.5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $47.3 million, including costs incurred in conjunction with the acquisition of the industrial property and land parcels.
During the nine months ended September 30, 2013, we sold 18 industrial properties comprising approximately 1.5 million square feet of GLA and several land parcels. Proceeds from the sales of the 18 industrial properties and several land parcels, net of closing costs, were approximately $62.1 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2013.

Net cash used in financing activities of approximately $8.7 million for the nine months ended September 30, 2013, was comprised primarily of the redemption of our 7.25% Series J Cumulative Redeemable Preferred Units (the "Series J Preferred Units"), the redemption of our 7.25% Series K Cumulative Redeemable Preferred Units (the "Series K Preferred Units"), repayments on our senior unsecured notes and mortgage loans payable, general and limited partnership Unit and preferred general partnership Unit distributions, payments of debt and equity issuance costs, the repurchase and retirement of restricted Units and payments on the interest rate swap agreement, offset by net proceeds from the issuance of Units and net proceeds from our Unsecured Credit Facility.

During the nine months ended September 30, 2013, we paid off and retired prior to maturity mortgage loans in the amount of $32.4 million and we repurchased $29.8 million of our unsecured notes at an aggregate purchase price of $33.5 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
During the nine months ended September 30, 2013, the Company redeemed the remaining 4,000,000 Depositary Shares of the Company's 7.25% Series J Cumulative Redeemable Preferred Stock for $25.00 per Depositary Share, or $100.0 million in the aggregate, and paid a prorated second quarter dividend of $0.055382 per Depositary Share, totaling approximately $0.2 million. An equivalent number of Series J Preferred Units were redeemed during the nine months ended September 30, 2013 as well. Additionally, during the nine months ended September 30, 2013, the Company redeemed all of the 2,000,000 outstanding Depositary Shares of the Company's 7.25% Series K Cumulative Redeemable Preferred Stock for $25.00 per Depositary Share, or $50.0 million in the aggregate, and paid a pro-rated third quarter dividend of $0.090625 per Depositary Share, totaling approximately $0.2 million. An equivalent number of Series K Preferred Units were redeemed during the nine months ended September 30, 2013 as well.
During the nine months ended September 30, 2013, the Company issued 8,400,000 shares of the Company's common stock through a public offering, resulting in proceeds, net of the underwriter's discount, of approximately $132.3 million. Additionally, during the nine months ended September 30, 2013, the Company issued 2,315,704 shares of the Company's common stock through the Company's "at-the-market" equity offering program, resulting in net proceeds of approximately $41.7 million. These proceeds were contributed to us in exchange for an equivalent number of Units.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.
Interest Rate Risk
This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at September 30, 2013 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.

At September 30, 2013, $1,060.4 million (86.1% of total debt at September 30, 2013) of our debt was fixed rate debt and $171.0 million (13.9% of total debt at September 30, 2013) of our debt was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Based upon the amount of variable rate debt outstanding at September 30, 2013, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.3 million per year. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at September 30, 2013. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for other possible actions, such as prepayment, that we might take in response to any rate increase. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at September 30, 2013 by approximately $18.8 million to $1,094.6 million. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at September 30, 2013 by approximately $19.5 million to $1,132.9 million.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of September 30, 2013, we had one outstanding derivative with a notional amount of $50.0 million which mitigates our exposure to floating interest rates related to the coupon rate reset of our Series F Preferred Units. The derivative matured on October 1, 2013.

Foreign Currency Exchange Rate Risk
Owning industrial property outside of the United States exposes the Operating Partnership to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At September 30, 2013, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.
IRS Tax Refund
On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40.4 million in the fourth quarter of 2009 (the "Refund") in connection with this tax liquidation. The IRS examination team, which is required by statute to review all refund claims in excess of $2.0 million on behalf of the Joint Committee on Taxation, indicated to us that it disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. During the year ended December 31, 2012, we reached an agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income was $13.7 million, which equates to $4.8 million of taxes owed. We were also required to pay accrued interest of approximately $0.5 million. During the year ended December 31, 2012, the Operating Partnership recorded the charge for the agreed-upon adjustment and the related estimated accrued interest which was reflected as a component of income tax expense. During 2013, the settlement amount was approved by the Joint Committee on Taxation. During the nine months ended September 30, 2013, we paid the agreed upon taxes and related accrued interest.
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

Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From October 1, 2013 to November 1, 2013, we paid off prior to maturity mortgage loans payable in the aggregate amount of $32.0 million.
From October 1, 2013 to November 1, 2013, we acquired 100% of an LLC interest that owned one industrial property for a purchase price of approximately $26.3 million, excluding costs incurred in conjunction with the acquisition of the industrial property and sold three industrial properties and one land parcel for approximately $4.6 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" above.

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

101.1*
The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Partbers’ Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By: FIRST INDUSTRIAL REALTY TRUST, INC. Its Sole General Partner

By:	/s/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial Officer)
Date: November 1, 2013

EXHIBIT INDEX

Exhibit Number	Description

10.1
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

101.1*
The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Partners’ Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.