Form 10-K
period 2013-12-31
FIRST INDUSTRIAL LP
filed 2014-02-28
CIK 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________________________
Form 10-K
___________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 333-21873
_____________________________________________________________________________
FIRST INDUSTRIAL, L.P.
(Exact name of Registrant as specified in its Charter)
______________________________________________________________________________

Delaware	36-3924586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 S. Wacker Drive, Suite 3900, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
(312) 344-4300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FIRST INDUSTRIAL, L.P.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "plan," "anticipate," "estimate," "project," "seek," "target," "potential," "focus," "may," "should" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); our ability to qualify and maintain our status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission (the "SEC"). We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms "we," "us" and "our" refer to First Industrial, L.P. and their respective controlled subsidiaries.

PART I
THE COMPANY
Item 1. Business
General
First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") which owns common units in the Operating Partnership ("Units") representing an approximate 96.0% ownership interest at December 31, 2013. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred units ("Preferred Units") with an aggregate liquidation priority of $75.0 million at December 31, 2013. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, an approximately 4.0% interest in the Operating Partnership at December 31, 2013. Operations are also conducted through other partnerships and limited liability companies ("LLCs") of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the LLCs, the "Consolidated Operating Partnership"), the operating data of which is consolidated with that of the Operating Partnership as presented herein.
We also hold at least a 99% limited partnership interest in First Industrial Financing Partnership, L.P. (the "Financing Partnership"), First Industrial Securities, L.P. (the "Securities Partnership"), First Industrial Mortgage Partnership, L.P. (the "Mortgage Partnership"), First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), First Industrial Harrisburg, L.P. (the "Harrisburg Partnership"), First Industrial Indianapolis, L.P. (the "Indianapolis Partnership"), TK-SV, LTD., and FI Development Services L.P. and wholly owned LLCs (together, the "Other Real Estate Partnerships"). The Other Real Estate Partnerships’ operating data is presented herein on a combined basis, separate from that of the Consolidated Operating Partnership. The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.
We also own noncontrolling equity interests in, and provide services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). See Note 6 to the Consolidated Financial Statements for more information on the Joint Ventures.
The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.
As of December 31, 2013, we owned 585 in-service industrial properties, containing an aggregate of approximately 53.9 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 2013, the Other Real Estate Partnerships owned 64 in-service industrial properties, containing an aggregate of approximately 7.4 million square feet of GLA. Of the 64 industrial properties owned by the Other Real Estate Partnerships at December 31, 2013, 21 are held by the Financing Partnership, 17 are held by the Pennsylvania Partnership, nine are held by the Mortgage Partnership, six are held by the Securities Partnership, six are held by the Harrisburg Partnership, three are held by the Indianapolis Partnership, one is held by TK-SV, LTD. and one is held by FI Development Services, L.P. Our in-service portfolio includes all properties other than developed, redeveloped and acquired properties that have not yet reached stabilized occupancy (generally defined as properties that are 90% leased). Properties which are at least 75% occupied at acquisition are placed in-service. Acquired properties less than 75% occupied are placed in-service upon the earlier of reaching 90% occupancy or one year from the acquisition date. Development properties are placed in-service upon the earlier of reaching 90% occupancy or one year from the date construction is completed. Redevelopments (generally projects which require capital expenditures exceeding 25% of the gross cost basis) are placed in-service upon the earlier of reaching 90% occupancy or one year from the completion of renovation construction.
We utilize an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At February 27, 2014, we had 169 employees.
We maintain a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-K. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s Interactive Data Electronic Application via the SEC's home page on the Internet (http://www.sec.gov). In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on our website or upon request to us. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors. Please direct requests as follows:
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

•
External Growth. We seek to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties or individual properties which meet our investment parameters within our target markets; (iii) the expansion of our properties; and (iv) possible additional joint venture investments.

•
Portfolio Enhancement. We continually seek to upgrade our overall portfolio via new investments as well as through the sale of select assets that we believe do not exhibit favorable characteristics for long-term income growth.

Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities.
Business Strategies
We utilize the following six strategies in connection with the operation of our business:

•
Organizational Strategy. We implement our decentralized property operations strategy through the deployment of experienced regional management teams and local property managers. We provide acquisition, development and financing assistance, asset management oversight and financial reporting functions from our headquarters in Chicago, Illinois to support our regional operations. We believe the size of our portfolio enables us to realize operating efficiencies by spreading overhead among many properties and by negotiating purchasing discounts.

•
Market Strategy. Our market strategy is to concentrate on the top industrial real estate markets in the United States. These markets have one or more of the following characteristics: (i) favorable industrial real estate fundamentals, including improving industrial demand and constrained supply that can lead to long-term rent growth; (ii) warehouse distribution markets with favorable economic and business environments that should benefit from increases in distribution activity driven by growth in global trade and local consumption; and (iii) sufficient size to provide ample opportunity for growth through incremental investments as well as offer asset liquidity.

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

•	Acquisition/Development Strategy. Our acquisition/development strategy is to invest in industrial properties in the top industrial real estate markets in the United States.

•	Disposition Strategy. We continuously evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition.

•
Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $625.0 million unsecured credit facility (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities (see Recent Developments). As of February 27, 2014, we had approximately $604.0 million available for additional borrowings under the Unsecured Credit Facility.

Recent Developments
During the year ended December 31, 2013, we acquired two industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $72.8 million, excluding costs incurred in conjunction with the acquisitions. Additionally, we placed in-service one development totaling approximately 0.3 million square feet of GLA for a total cost of $19.1 million. We also sold 65 industrial properties comprising approximately 2.8 million square feet of GLA and several land parcels for total gross sales proceeds of $138.8 million. At December 31, 2013, we owned 585 in-service industrial properties containing approximately 53.9 million square feet of GLA.
During the year ended December 31, 2013, we amended and restated our existing $450.0 million revolving credit facility (the "Old Credit Facility"), increasing the borrowing capacity to $625.0 million. We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $825.0 million, subject to certain restrictions. The amendment extended the maturity date from December 12, 2014 to September 29, 2017 with an option to extend an additional one year at our election, subject to certain restrictions. At December 31, 2013, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 150 basis points. The interest rate on the Unsecured Credit Facility varies based on our leverage ratio. In the event we achieve an investment grade rating from one of certain rating agencies, the rate may be decreased at our election, based on the investment grade rating. In connection with the amendment of the Old Credit Facility, we wrote off $0.1 million of unamortized deferred financing costs, which is included in loss from retirement of debt for the year ended December 31, 2013.
During the year ended December 31, 2013, we repurchased and retired prior to maturity $29.8 million of our senior unsecured notes and $64.4 million in mortgage loans payable. We recognized a loss from retirement of debt on our Consolidated Statement of Operations of $6.4 million.
During the year ended December 31, 2013, the Company redeemed the remaining 4,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company's 7.25% Series J Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series J Preferred Stock"), at a redemption price of $25.00 per Depositary Share. An equivalent number of the 7.25% Series J Cumulative Redeemable Preferred Units (the "Series J Preferred Units") were redeemed during the year ended December 31, 2013 as well. The Company also redeemed all of the 2,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company's 7.25% Series K Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series K Preferred Stock"), at a redemption price of $25.00 per Depositary Share. An equivalent number of the 7.25% Series K Cumulative Redeemable Preferred Units (the "Series K Preferred Units") were redeemed during the year ended December 31, 2013 as well.
During the year ended December 31, 2013, the Company issued 8,400,000 shares of its common stock, generating $132.1 million in net proceeds, in an underwritten public offering. Additionally, during the year ended December 31, 2013, the Company issued 2,315,704 shares of its common stock, generating $41.7 million in net proceeds, under the Company's "at-the-market" equity offering program (the "2012 ATM"). The proceeds from the issuances were contributed to us in exchange for an equivalent number of Units and are reflected in our financial statements as a general partner contribution.
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
When evaluating potential industrial property acquisitions and developments, as well as potential industrial property sales, we will consider such factors as: (i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the terms of tenant leases, including the potential for rent increases; (iv) the potential for economic growth and the general business, tax and regulatory environment of the area in which the property is located; (v) the occupancy and demand by tenants for properties of a similar type in the vicinity; (vi) competition from existing properties and the potential for the construction of new properties in the area; (vii) the potential for capital appreciation of the property; (viii) the ability to improve the property’s performance through renovation; and (ix) the potential for expansion of the physical layout of the property and/or the number of sites.

INDUSTRY
Industrial properties are typically used for the design, assembly, packaging, storage and distribution of goods and/or the provision of services. As a result, the demand for industrial space in the United States is related to the level of economic output. For the five years ended December 31, 2013, the national occupancy rate for industrial properties in the United States has ranged from 85.5%* to 88.7%*, with an occupancy rate of 88.7%* at December 31, 2013.
_______________________________________

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
From time to time, the capital and credit markets in the United States and other countries experience significant price volatility, dislocations and liquidity disruptions, which can cause the market prices of many securities and the spreads on prospective debt financings to fluctuate substantially. These circumstances can materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in some cases result in the unavailability of financing. A significant amount of our existing indebtedness was issued through capital markets transactions. We anticipate that the capital markets could be a source of refinancing of our existing indebtedness in the future. This source of refinancing may not be available if capital market volatility and disruption occurs. Furthermore, we could potentially lose access to available liquidity under our Unsecured Credit Facility if one or more participating lenders were to default on their commitments. If our ability to issue additional debt or equity securities to finance future acquisitions, developments and redevelopments and joint venture activities or to borrow money under our Unsecured Credit Facility were to be impaired by capital market volatility and disruption, it could have a material adverse effect on our liquidity and financial condition.
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

These factors may be amplified in light of a disruption of the global credit markets. Our investments in real estate assets are concentrated in the industrial sector, and the demand for industrial space in the United States is related to the level of economic output. Accordingly, reduced economic output may lead to lower occupancy rates for our properties. In addition, if any of our tenants experiences a downturn in its business that weakens its financial condition, delays lease commencement, fails to make rental payments when due, becomes insolvent or declares bankruptcy, the result could be a termination of the tenant’s lease, which could adversely affect our cash flow from operations.
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

•	we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations; and

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
We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than expiring lease terms. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the space covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the current rates, our financial condition, results of operation, cash flow and ability to pay distributions on, and the market value of, our Units could be adversely affected. As of December 31, 2013, leases with respect to approximately 6.1 million, 7.3 million and 8.9 million square feet of our total GLA, representing 13%, 15% and 18% of our total GLA, expire in 2014, 2015 and 2016, respectively.
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
As part of our business, we sell properties to third parties as opportunities arise. Under the Code, a 100% penalty tax could be assessed on the gain resulting from sales of properties that are deemed to be prohibited transactions. The question of what constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The Internal Revenue Service ("IRS") could contend that certain sales of properties by us are prohibited transactions. While we have implemented controls to avoid prohibited transactions, if a dispute were to arise that was successfully argued by the IRS, the 100% penalty tax could be assessed against the profits from these transactions. In addition, any income from a prohibited transaction may adversely affect the Company’s ability to satisfy the income tests for qualification as a REIT.
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
The terms of our agreements governing our Unsecured Credit Facility and other indebtedness require that we comply with a number of financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. Complying with such covenants may limit our operational flexibility. Our failure to comply with these covenants could cause a default under the applicable debt agreement even if we have satisfied our payment obligations. Consistent with our prior practice, we will, in the future, continue to interpret and certify our performance under these covenants in a good faith manner that we deem reasonable and appropriate. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by the noteholders or lenders in a manner that could impose and cause us to incur material costs. We anticipate that we will be able to operate in compliance with our financial covenants in 2014. Our ability to meet our financial covenants may be adversely affected if economic and credit market conditions limit our ability to reduce our debt levels consistent with, or result in net operating income below, our current expectations. Under our Unsecured Credit Facility, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement.
Upon the occurrence of an event of default, we would be subject to higher finance costs and fees, and the lenders under our Unsecured Credit Facility will not be required to lend any additional amounts to us. In addition, our outstanding senior unsecured notes as well as all outstanding borrowings under the Unsecured Credit Facility, together with accrued and unpaid interest and fees, could be accelerated and declared to be immediately due and payable. Furthermore, our Unsecured Credit Facility and the indentures governing our senior unsecured notes contain certain cross-default provisions, which are triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure the Unsecured Credit Facility and the senior unsecured notes or other debt that is in default, which could adversely affect our financial condition, results of operations, cash flow and ability to pay dividends on, and the market value of, our Units. If repayment of any of our borrowings is accelerated, we cannot provide assurance that we will have sufficient assets to repay such indebtedness or that we would be able to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
Cross-collateralization of mortgage loans could result in foreclosure on substantially all of the Consolidated Operating Partnership’s properties if the Consolidated Operating Partnership is unable to service its indebtedness.
We may obtain additional mortgage debt financing in the future, if it is available to us. These mortgages may be issued on a recourse, non-recourse or cross-collateralized basis. Cross-collateralization makes all of the subject properties available to the lender in order to satisfy our debt. Holders of this indebtedness will have a claim against these properties. To the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties that are not the primary collateral for their loan, which may, in turn, result in acceleration of other indebtedness collateralized by properties. Foreclosure of properties would result in a loss of income and asset value to us, making it difficult for us to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. At December 31, 2013, mortgage loans payable totaling $474.5 million were cross-collateralized, inclusive of mortgage loans payable held by the Other Real Estate Partnerships.
The Consolidated Operating Partnership may have to make lump-sum payments on its existing indebtedness.
We are required to make the following lump-sum or “balloon” payments under the terms of some of our indebtedness. Our lump-sum payments as of December 31, 2013 consist of the following:

•	$10.6 million aggregate principal amount of 7.750% Notes due 2032 (the “2032 Notes”);

•	$31.9 million aggregate principal amount of 7.600% Notes due 2028 (the “2028 Notes”);

•	$6.1 million aggregate principal amount of 7.150% Notes due 2027 (the “2027 Notes”);

•	$101.9 million aggregate principal amount of 5.950% Notes due 2017 (the “2017 II Notes”);

•	$55.0 million aggregate principal amount of 7.500% Notes due 2017 (the “2017 Notes”);

•	$159.7 million aggregate principal amount of 5.750% Notes due 2016 (the “2016 Notes”);

•	$81.8 million aggregate principal amount of 6.420% Notes due 2014 (the “2014 Notes”);

•	$512.8 million in mortgage loans payable, in the aggregate, due between October 2014 and September 2022 on certain of our mortgage loans payable; and

•
a $625.0 million Unsecured Credit Facility maturing September 29, 2017, under which we may borrow to finance the acquisition of additional properties, fund developments and for other corporate purposes, including working capital. The Unsecured Credit Facility contains a one year extension option at our election, subject to certain restrictions.

As of December 31, 2013, $173.0 million was outstanding under the Unsecured Credit Facility at a weighted average interest rate of 1.666%.
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
As of December 31, 2013, our ratio of debt to our total market capitalization was 36.6%. We compute the percentage by calculating our total consolidated debt as a percentage of the aggregate market value of all outstanding shares of the Company’s common stock, assuming the exchange of all limited partnership units for the Company’s common stock, plus the aggregate stated value of all outstanding shares of preferred stock and total consolidated debt. Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur. Accordingly, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our ability to make expected distributions to unitholders and an increased risk of default on our obligations.
Rising interest rates on the Consolidated Operating Partnership’s Unsecured Credit Facility could decrease the Consolidated Operating Partnership’s available cash.
Our Unsecured Credit Facility bears interest at a floating rate. As of December 31, 2013, our Unsecured Credit Facility had an outstanding balance of $173.0 million at a weighted average interest rate of 1.666%. At December 31, 2013, our Unsecured Credit Facility provides for interest only payments at LIBOR plus 150 basis points which rate varies based on our leverage ratio. Based on the outstanding balance on our Unsecured Credit Facility as of December 31, 2013, a 10% increase in interest rates would increase interest expense by $0.3 million on an annual basis. Increases in the interest rate payable on balances outstanding under our Unsecured Credit Facility would decrease our cash available for distribution to unitholders.
The Consolidated Operating Partnership’s mortgages may impact its ability to sell encumbered properties on advantageous terms or at all.
As part of our plan to enhance liquidity and pay down our debt, we have originated numerous mortgage financings and from time to time engage in active discussions with various lenders regarding the origination of additional mortgage financings. Certain of our mortgages contain, and it is anticipated that some future mortgages will contain, substantial prepayment premiums which we would have to pay upon the sale of a property, thereby reducing the net proceeds to us from the sale of any such property. As a result, our willingness to sell certain properties and the price at which we may desire to sell a property may be impacted by the terms of any mortgage financing encumbering a property. If we are unable to sell properties on favorable terms or redeploy the proceeds of property sales in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to pay dividends on, and the market value of, our Units could be adversely affected.
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
As of December 31, 2013, the 2003 Net Lease Joint Venture owned approximately 2.5 million square feet of properties. Our net investment in this Joint Venture was $0.9 million at December 31, 2013. Our organizational documents do not limit the amount of available funds that we may invest in joint ventures and we may continue to develop and acquire properties through joint ventures with other persons or entities when warranted by the circumstances. Joint venture investments, in general, involve certain risks, including:

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
The occurrence of one or more of the events described above could adversely affect the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market value of, its Units.
In addition, joint venture investments in real estate involve all of the risks related to the ownership, acquisition, development, sale and financing of real estate discussed in the risk factors above. To the extent the Consolidated Operating Partnership’s investments in joint ventures are adversely affected by such risks, the Consolidated Operating Partnership’s financial condition, results of operations, cash flow and ability to pay dividends on, and the market value of, its Units could be adversely affected.
We are subject to risks associated with our international operations.
As of December 31, 2013, we owned one land parcel located in Canada. Our international operations will be subject to risks inherent in doing business abroad, including:

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
Item 1B. Unresolved SEC Comments
None.
Item 2. Properties
General
At December 31, 2013, we owned 585 in-service industrial properties containing an aggregate of approximately 53.9 million square feet of GLA in 25 states, with a diverse base of more than 1,650 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The average annual rent per square foot on a portfolio basis, calculated at December 31, 2013, was $4.55. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
We classify our properties into four industrial categories: light industrial, bulk warehouse, R&D/flex and regional warehouse. While some properties may have characteristics which fall under more than one property type, we use what we believe is the most dominant characteristic to categorize the property.
The following describes, generally, the different industrial categories:

•	Light industrial properties are of less than 100,000 square feet, have a ceiling height of 16-21 feet, are comprised of 5%-50% of office space and contain less than 50% of manufacturing space;

•	Bulk warehouse buildings are of more than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5%-15% of office space and contain less than 25% of manufacturing space;

•	R&D/flex buildings are of less than 100,000 square feet, have a ceiling height of less than 16 feet, are comprised of 50% or more of office space and contain less than 25% of manufacturing space; and

•	Regional warehouses are of less than 100,000 square feet, have a ceiling height of at least 22 feet, are comprised of 5%-15% of office space and contain less than 25% of manufacturing space.

The following tables summarize certain information as of December 31, 2013, with respect to the in-service properties owned by the Consolidated Operating Partnership, each of which is wholly owned.
Consolidated Operating Partnership
In-Service Property Summary Totals

	Light Industrial		R&D/Flex		Bulk Warehouse		Regional Warehouse		Total
Metropolitan Area	GLA	Number of Properties	GLA	Number of Properties	GLA	Number of Properties	GLA	Number of Properties	GLA	Number of Properties
Atlanta, GA	622,944	11	108,062	2	3,397,270	12	833,518	6	4,961,794	31
Baltimore, MD	615,752	11	170,826	5	586,647	3	96,000	1	1,469,225	20
Central PA	146,990	2	—	—	3,131,350	5	—	—	3,278,340	7
Chicago, IL	466,073	8	197,997	3	3,202,576	13	424,851	5	4,291,497	29
Cincinnati, OH	278,000	5	100,000	2	918,250	3	683,269	4	1,979,519	14
Cleveland, OH	—	—	—	—	1,317,799	7	—	—	1,317,799	7
Dallas, TX	1,996,261	35	209,249	9	2,148,315	16	501,873	7	4,855,698	67
Denver, CO	1,148,368	26	369,949	10	289,354	2	756,685	7	2,564,356	45
Detroit, MI	2,047,255	75	188,263	6	341,792	3	550,089	13	3,127,399	97
Houston, TX	585,349	9	132,997	6	2,457,546	11	446,318	6	3,622,210	32
Indianapolis, IN	861,100	18	25,000	2	1,143,555	5	443,177	5	2,472,832	30
Miami, FL	88,820	1	—	—	142,804	1	281,626	6	513,250	8
Milwaukee, WI	343,726	7	—	—	1,026,409	5	90,089	1	1,460,224	13
Minneapolis/St. Paul, MN	969,796	14	80,862	1	2,972,995	13	201,173	3	4,224,826	31
Nashville, TN	163,852	2	—	—	1,088,627	4	—	—	1,252,479	6
Northern New Jersey	749,849	13	171,601	3	329,593	2	—	—	1,251,043	18
Philadelphia, PA	—	—	—	—	—	—	131,934	2	131,934	2
Phoenix, AZ	38,560	1	—	—	710,403	5	354,327	5	1,103,290	11
Salt Lake City, UT	190,620	6	146,937	6	279,179	1	—	—	616,736	13
Seattle, WA	—	—	—	—	258,126	2	127,399	2	385,525	4
Southern California (a)	743,038	20	88,064	1	2,016,153	8	556,721	9	3,403,976	38
Southern New Jersey	115,626	2	45,054	1	172,100	1	191,329	2	524,109	6
St. Louis, MO	631,732	9	191,923	2	1,368,095	4	—	—	2,191,750	15
Tampa, FL	234,679	7	543,742	24	209,500	1	—	—	987,921	32
Other (b)	102,997	2	—	—	1,796,108	7	—	—	1,899,105	9
Total	13,141,387	284	2,770,526	83	31,304,546	134	6,670,378	84	53,886,837	585
Occupancy by Industrial Building Type		88%		85%		96%		94%		93%
____________________

(a)	Southern California includes the markets of Los Angeles, Inland Empire and San Diego.

(b)	Properties are located in Grand Rapids, MI, Orlando, FL, Kansas City, MO, San Antonio, TX, Birmingham, AL, Jefferson County, KY, Greenville, KY, Horn Lake, MS, and Fort Smith, AR.

Consolidated Operating Partnership
In-Service Property Summary Totals

Metropolitan Area	GLA	Number of Properties	Average Occupancy at 12/31/13	GLA as a % of Total Portfolio	Encumbrances at 12/31/13 (In 000s)(c)
Atlanta, GA	4,961,794	31	89%	9.2%	$29,025
Baltimore, MD	1,469,225	20	89%	2.7%	9,737
Central PA	3,278,340	7	99%	6.1%	29,689
Chicago, IL	4,291,497	29	96%	8.0%	29,768
Cincinnati, OH	1,979,519	14	90%	3.7%	12,033
Cleveland, OH	1,317,799	7	100%	2.4%	25,921
Dallas, TX	4,855,698	67	94%	9.0%	57,673
Denver, CO	2,564,356	45	94%	4.8%	26,688
Detroit, MI	3,127,399	97	95%	5.8%	—
Houston, TX	3,622,210	32	99%	6.7%	56,205
Indianapolis, IN	2,472,832	30	91%	4.6%	15,295
Miami, FL	513,250	8	79%	1.0%	—
Milwaukee, WI	1,460,224	13	96%	2.7%	15,119
Minneapolis/St. Paul, MN	4,224,826	31	91%	7.8%	65,993
Nashville, TN	1,252,479	6	97%	2.3%	26,647
Northern New Jersey	1,251,043	18	92%	2.3%	24,135
Philadelphia, PA	131,934	2	100%	0.3%	3,548
Phoenix, AZ	1,103,290	11	94%	2.0%	17,932
Salt Lake City, UT	616,736	13	91%	1.2%	10,735
Seattle, WA	385,525	4	100%	0.7%	5,070
Southern California (a)	3,403,976	38	93%	6.3%	71,164
Southern New Jersey	524,109	6	41%	1.0%	3,115
St. Louis, MO	2,191,750	15	88%	4.1%	17,781
Tampa, FL	987,921	32	91%	1.8%	9,353
Other (b)	1,899,105	9	100%	3.5%	17,589
Total or Average	53,886,837	585	93%	100%	580,215
____________________

(a)	Southern California includes the markets of Los Angeles, Inland Empire and San Diego.

(b)	Properties are located in Grand Rapids, MI, Orlando, FL, Kansas City, MO, San Antonio, TX, Birmingham, AL, Jefferson County, KY, Greenville, KY, Horn Lake, MS, and Fort Smith, AR.

(c)
Certain properties are pledged as collateral under our mortgage financings at December 31, 2013. For purposes of this table, the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property’s carrying balance.

Property Acquisitions
During the year ended December 31, 2013, we acquired two industrial properties and several land parcels for an aggregate purchase price of approximately $72.8 million. One of the two industrial properties was vacant upon acquisition and the other industrial property was acquired at a capitalization rate of 6.7%. The capitalization rate for this industrial property acquisition was calculated using the estimated stabilized net operating income (excluding straight line rent and amortization of below market rent) and dividing it by the sum of the purchase price plus estimated costs incurred to stabilize the property. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/13
Chicago, IL	1	509,216	Bulk Warehouse	0%
Chicago, IL	1	626,784	Bulk Warehouse	100%
	2	1,136,000

Development Activity
During the year ended December 31, 2013, we placed in-service one bulk warehouse development located in Southern California totaling approximately 0.3 million square feet of GLA at a total cost of $19.1 million. Included in total costs is $1.8 million incurred on leasing costs, which includes tenant improvements and leasing commissions. At December 31, 2013, the occupancy is 100%. The capitalization rate for this development, calculated using the estimated stabilized net operating income (excluding straight line rent) divided by the total investment in the developed property, is 7.3%.
As of December 31, 2013, we substantially completed one industrial property totaling approximately 0.5 million square feet of GLA and have three industrial properties that are under construction totaling approximately 0.8 million square feet of GLA. The estimated total costs for the development property that is substantially complete is approximately $54.0 million, of which $53.2 million has been incurred as of December 31, 2013. The estimated total costs for the three development properties under construction are $49.2 million, of which $25.3 million has been incurred as of December 31, 2013. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above. The completed developments and developments under construction have the following characteristics:

Completed Developments - Not In-Service	GLA	Property Type	Quarter of Building Completion
Southern California	489,000	Bulk Warehouse	Q4 2013
	489,000
Developments Under Construction	GLA	Property Type	Anticipated Quarter of Building Completion
Chicago, IL	250,000	Bulk Warehouse Expansion	Q3 2014
Southern California	555,670	Bulk Warehouse	Q2 2014
Southern California	43,485	Regional Warehouse	Q2 2014
	849,155

Property Sales
During the year ended December 31, 2013, we sold 65 industrial properties comprising approximately 2.8 million square feet of GLA, at a weighted average capitalization rate of 5.5%, and several land parcels for total gross sales proceeds of approximately $138.8 million. The capitalization rate for the 65 industrial property sales is calculated by taking revenues of the property (excluding straight-line rent, lease inducement amortization and above and below market lease amortization) less operating expenses of the property for a period of the last twelve full months prior to sale and dividing the sum by the sales price of the property. The sold industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type
Atlanta, GA	1	90,000	Regional Warehouse
Baltimore, MD	1	171,000	Regional Warehouse
Chicago, IL	5	404,461	Light Industrial/R&D/Flex/Regional Warehouse
Dallas, TX	14	468,358	Light Industrial/R&D/Flex
Denver, CO	2	157,065	R&D/Flex
Detroit, MI	7	214,372	Light Industrial/Regional Warehouse/R&D/Flex
Indianapolis, IN	1	23,950	Regional Warehouse
Milwaukee, WI	1	43,440	Light Industrial
Minneapolis/St. Paul, MN	2	122,562	Regional Warehouse
Northern New Jersey	1	24,051	R&D/Flex
Salt Lake City, UT	27	384,305	Light Industrial
Southern New Jersey	1	109,000	Bulk Warehouse
Toronto, ON	1	280,773	Bulk Warehouse
Other (a)	1	355,964	Bulk Warehouse
Total	65	2,849,301

(a) Property was located in Omaha, NE.

Tenant and Lease Information
We have a diverse base of more than 1,650 tenants engaged in a wide variety of businesses including retail, wholesale trade, distribution, manufacturing and professional services. At December 31, 2013, our leases, on a combined basis, have a weighted average lease length of 6.0 years and provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2013, approximately 93% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 3.2% of the Consolidated Operating Partnerships’ and Other Real Estate Partnerships’ combined rent revenues, nor did any single tenant or group of related tenants occupy more than 2.2% of the Consolidated Operating Partnership’s and Other Real Estate Partnership’s combined total GLA of our in-service properties.

Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2013. The table does not include month to month leases or leases with terms less than twelve months.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Average GAAP Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
New Leases	223	3,366	$4.88	(7.2)%	5.4	$6.16	N/A
Renewal Leases	372	8,178	$4.08	9.6%	3.8	$1.17	77.1%
Development	9	416	$4.71	N/A	5.8	N/A	N/A
Total / Weighted Average	604	11,960	$4.33	3.6%	4.3	$2.56	77.1%

(1)	Average GAAP rent is the average rent calculated in accordance with GAAP, over the term of the lease.

(2)
GAAP basis rent growth is a ratio of the change in net effective rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) compared to the net effective rent (on a GAAP basis) of the comparable lease. New leases where there were no prior comparable leases are also excluded.

(3)	The lease term is expressed in years. Assumes no exercise of lease renewal options, if any.

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
During the year ended December 31, 2013, we signed 148 new leases with free rent periods during the lease term on 2.7 million square feet of GLA. Total free rent concessions are $5.2 million associated with these new leases. Additionally, during the year ended December 31, 2013, we signed 74 renewal leases with free rent periods during the lease term on 1.3 million square feet of GLA. Total concessions are $1.3 million associated with these renewal leases. Lastly, during the twelve months ended December 31, 2013, we signed eight development leases with free rent periods during the lease term on 0.4 million square feet of GLA. Total free rent concessions are $0.5 million associated with these development leases.

Lease Expirations
Fundamentals for the United States industrial real estate market continued to improve in 2013, as growth in the general economy drove additional demand for space. Development of new industrial space has increased in response to this growth in demand, but demand has outpaced supply. The fourth quarter of 2013 marked the 14th consecutive quarter of increasing occupancy for the overall market. These conditions have resulted in improved market rental rate environments in virtually all of our markets. Based on our recent experience, market conditions, and the forecast from a leading national research company for 2014, we expect our average net effective rental rates for renewal leases on a cash basis to be slightly higher than the expiring rates. Rental rates for new leases on a cash basis on average are expected to be less than the comparative prior leases for 2014, primarily due to the differing market conditions when the comparative leases were structured. The following table shows scheduled lease expirations for all leases for our in-service properties as of December 31, 2013.

Year of Expiration(1)	Number of Leases Expiring	GLA Expiring(2)	Percentage of GLA Expiring(2)	Annual Base Rent Under Expiring Leases (3)	Percentage of Total Annual Base Rent Expiring (3)
				(In thousands)
2014	375	6,096,314	13%	$28,541	13%
2015	362	7,335,535	15%	34,558	16%
2016	350	8,900,415	18%	37,352	17%
2017	202	5,610,655	12%	26,891	12%
2018	167	6,571,167	13%	29,897	13%
2019	104	4,582,325	9%	23,135	10%
2020	38	2,607,555	5%	11,317	5%
2021	31	2,985,420	6%	12,947	6%
2022	15	808,816	2%	3,169	1%
2023	16	2,016,237	4%	7,646	3%
Thereafter	15	1,553,288	3%	7,915	4%
Total	1,675	49,067,727	100%	$223,368	100%

____________________

(1)	Includes leases that expire on or after January 1, 2014 and assumes tenants do not exercise existing renewal, termination or purchase options.

(2)	Does not include existing vacancies of 3,800,288 aggregate square feet and December 31, 2013 move outs of 1,018,822 aggregate square feet.

(3)
Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2013, multiplied by 12. If free rent is granted, then the first positive rent value is used.

Item 3. Legal Proceedings
We are involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on the results of operations, financial position or liquidity.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Partners’ Capital, Related Partner Matters and Issuer Purchases of Equity Securities
There is no established public trading market for the general partner and limited partner Units. As of February 27, 2014, there were 154 holders of record of general partner and limited partner Units.
The following table sets forth the distributions per Unit paid or declared by us during the periods noted:

Quarter Ended	Distribution Declared
December 31, 2013	$0.085
September 30, 2013	$0.085
June 30, 2013	$0.085
March 31, 2013	$0.085
We did not pay or declare distributions during the year ended December 31, 2012. Our ability to make distributions is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that the Company meets the minimum distribution requirements set forth in the Code. Holders of general partner and limited partner Units are entitled to receive distributions when, as and if declared by the Board of Directors of the Company, our general partner, after the priority distributions required under our partnership agreement have been made with respect to Preferred Units out of any funds legally available for that purpose.
During the year ended December 31, 2013, the Operating Partnership did not issue any limited partner units.
Subject to lock-up periods and certain adjustments, holders of limited partner Units of the Operating Partnership can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder’s notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and we intend to continue this practice. If each Unit of the Operating Partnership were redeemed as of December 31, 2013, we could satisfy our redemption obligations by making an aggregate cash payment of approximately $80.2 million or by issuing 4,597,313 shares of the Company’s common stock.

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

	Year Ended 12/31/13	Year Ended 12/31/12	Year Ended 12/31/11	Year Ended 12/31/10	Year Ended 12/31/09
	(In thousands, except per unit data)
Statement of Operations Data:
Total Revenues	$288,936	$275,443	$263,826	$266,087	$327,629
Income (Loss) from Continuing Operations	6,979	(22,333)	(31,336)	(161,588)	(19,297)
Loss from Continuing Operations Available to Unitholders	(6,601)	(39,307)	(49,983)	(180,748)	(38,643)
Net Income (Loss) Available to Unitholders and Participating Securities	$27,033	$(23,169)	$(28,527)	$(241,184)	$(15,189)
Basic and Diluted Earnings Per Units:
Loss from Continuing Operations Available to Unitholders	$(0.06)	$(0.41)	$(0.58)	$(2.65)	$(0.71)
Net Income (Loss) Available to Unitholders	$0.24	$(0.24)	$(0.33)	$(3.53)	$(0.28)
Distributions Per Unit	$0.34	$0.00	$0.00	$0.00	$0.00
Basic and Diluted Weighted Average Units	111,646	96,509	85,913	68,327	54,261
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$2,748,179	$2,764,007	$2,660,974	$2,331,596	$2,965,091
Total Assets	2,498,779	2,503,882	2,571,113	2,711,786	3,200,410
Indebtedness (Inclusive of Indebtedness Held for Sale)	1,119,131	1,228,479	1,373,515	1,688,005	1,966,167
Partners’ Capital	1,180,722	1,155,151	1,081,992	901,303	1,083,291
Cash Flow Data:
Cash Flow From Operating Activities	$114,052	$117,851	$70,175	$48,342	$139,616
Cash Flow From Investing Activities	(59,704)	(20,430)	65,067	45,531	37,554
Cash Flow From Financing Activities	(52,136)	(100,693)	(150,041)	(252,673)	1,257

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
In addition, the following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words "believe," "expect," "intend," "plan," "anticipate," "estimate," "project," "seek," "target," "potential," "focus," "may," "should" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of REITs) and actions of regulatory authorities (including the IRS); our ability to qualify and maintain our status as a REIT; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Company’s current and proposed market areas; difficulties in consummating acquisitions and dispositions; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to REITs; international business risks and those additional factors described in Item 1A, "Risk Factors" and in our other filings with the SEC. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements.
The Operating Partnership was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc., which owns Units in the Operating Partnership representing an approximate 96.0% ownership interest at December 31, 2013. The Company also owns Preferred Units in the Operating Partnership with an aggregate liquidation priority of $75.0 million at December 31, 2013. The Company is a REIT as defined in the Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owns, in the aggregate, approximately a 4.0% interest in the Operating Partnership at December 31, 2013. Operations are also conducted through other partnerships and limited liability companies (LLCs) of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the LLCs, the Consolidated Operating Partnership), the operating data of which is consolidated with that of the Operating Partnership as presented herein.
We also hold at least a 99% limited partnership interest in the Financing Partnership, the Securities Partnership, the Mortgage Partnership, the Pennsylvania Partnership, the Harrisburg Partnership, the Indianapolis Partnership, TK-SV, LTD., and FI Development Services, L.P. and wholly owned LLCs (together, the Other Real Estate Partnerships). See Note 5 to the Consolidated Financial Statements for more information on the Other Real Estate Partnerships. The Other Real Estate Partnerships’ operating data is presented herein on a combined basis, separate from that of the Consolidated Operating Partnership. The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.
We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the 2003 Net Lease Joint Venture and the 2007 Europe Joint Venture). See Note 6 to the Consolidated Financial Statements for more information on the Joint Ventures.
Our financial statements report the LLCs and the taxable REIT subsidiaries on a consolidated basis and the Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Profits, losses and distributions of the Operating Partnership, the LLCs and the Other Real Estate Partnerships are allocated to the general partner and the limited partners, or members, as applicable, in accordance with the provisions contained in the partnership agreements or operating agreements, as applicable, of the Operating Partnership, the LLCs and the Other Real Estate Partnerships.
As of December 31, 2013, we owned 585 in-service industrial properties, containing an aggregate of approximately 53.9 million square feet of GLA. On a combined basis, as of December 31, 2013, the Other Real Estate Partnerships owned 64 in-service industrial properties, containing an aggregate of approximately 7.4 million square feet of GLA. Of the 64 industrial properties owned by the Other Real Estate Partnerships at December 31, 2013, 21 are held by the Financing Partnership, 17 are held by the Pennsylvania Partnership, nine are held by the Mortgage Partnership, six are held by the Securities Partnership, six are held by the Harrisburg Partnership, three are held by the Indianapolis Partnership, one is held by TK-SV, LTD and one is held by FI Development Services, L.P.
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
We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain/loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries. Proceeds from sales are being used to repay outstanding debt and, market conditions permitting, may be used to fund the acquisition of existing, and the acquisition and development of new, industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we are unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock could be adversely affected.
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

•
Accounts Receivable: We are subject to tenant defaults and bankruptcies that could affect the collection of rent due under our outstanding accounts receivable, include straight-line rent. In order to mitigate these risks, we perform credit reviews and analyses on our major existing tenants and all prospective tenants meeting certain financial thresholds before leases are executed. We maintain an allowance for doubtful accounts which is an estimate that is based on our assessment of various factors including the accounts receivable aging, customer credit-worthiness and historical bad debts.

•
Notes Receivable: Notes receivable are included in prepaid expenses and other assets, net and are loans that are generally collateralized by real estate. Notes receivable are considered past due when a contractual payment is not remitted in accordance with the terms of the note agreement. We evaluate the collectability of each note receivable on an individual basis based on various factors which may include payment history, expected fair value of the collateral on the loan and internal and external credit information. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the note receivable to the present value of expected future cash flows. Since the majority of our notes receivable are collateralized by a first mortgage, the loans have risk characteristics similar to the risks in owning commercial real estate. Interest income on performing loans is accrued as earned. A loan is placed on non-accrual status when, based upon current information and events, it is probable that we will not be able to collect all amounts due according to the existing contractual terms. Recognition of interest income on non-performing loans on an accrual basis is resumed when it is probable that we will be able to collect amounts due according to the contractual terms.

•
Investment in Real Estate: We are engaged in the acquisition of individual properties as well as multi-property portfolios. We are required to allocate purchase price between land, building, tenant improvements, leasing commissions, in-place leases, tenant relationships and above and below market leases. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rents for each corresponding in-place lease. Acquired above market leases are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases and acquired below market leases are amortized as an increase to rental income over the remaining initial terms plus the terms of any below market fixed rate renewal options of the respective leases. In-place lease and tenant relationship values for acquired properties are recorded based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. The value allocated to in-place lease intangible assets is amortized to depreciation and amortization expense over the remaining lease term of the respective lease. The value allocated to tenant relationships is amortized to depreciation and amortization expense over the expected term of the relationship, which includes an estimate of the probability of lease renewal and its estimated term. We also must allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on our assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

We review our held-for-use properties on a continuous basis for possible impairment and provide a provision if impairments are determined. We utilize the guidelines established under the Financial Accounting Standards Board’s (the "FASB") guidance for accounting for the impairment of long lived assets to determine if impairment conditions exist. We review the expected undiscounted cash flows of the property to determine if there are any indications of impairment. If the expected undiscounted cash flows of a particular property are less than the net book basis of the property, we will recognize an impairment charge equal to the amount of carrying value of the property that exceeds the fair value of the property. Fair value is generally determined by discounting the future expected cash flows of the property. The preparation of the undiscounted cash flows and the calculation of fair value involve subjective assumptions such as estimated occupancy, rental rates, ultimate residual value and hold period. The discount rate used to present value the cash flows for determining fair value is also subjective.

•
Real Estate Held for Sale: Properties are classified as held for sale when all criteria within the FASB’s guidance relating to the disposal of long lived assets are met for such properties. When properties are classified as held for sale, we cease depreciating the properties and estimate the values of such properties and record them at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. We estimate the value of such property and measure it at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. Fair value of operational industrial properties is generally determined either by discounting the future expected cash flows of the property, third party contract prices or quotes from local brokers. The preparation of the discounted cash flows and the calculation of fair value involve subjective assumptions such as estimated occupancy, rental rates, ultimate residual value, hold period and discount rate. Fair value of land is primarily determined by members of management who are responsible for the individual markets where the land parcels are located, quotes from local brokers or by third party contract prices. The determination of the fair value of real estate assets is also highly subjective, especially in markets where there is a lack of recent comparable transactions.

•
Accounting for Joint Ventures: We analyze our investments in Joint Ventures to determine whether the joint ventures should be accounted for under the equity method of accounting or consolidated into our financial statements based on standards set forth under the FASB’s guidance relating to the consolidation of variable interest entities. Based on the guidance set forth in these pronouncements, we do not consolidate any of our joint venture investments because either the joint venture has been determined to be a variable interest entity but we are not the primary beneficiary or the joint venture has been determined not to be a variable interest entity and we lack control of the joint venture. Our assessment of whether we are the primary beneficiary of a variable interest entity involves the consideration of various factors including the form of our ownership interest, our representation on the entity’s governing body, the size of our investment and future cash flows of the entity.

•
Capitalization of Costs: We capitalize (direct and certain indirect) costs incurred in developing and expanding real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, real estate taxes and certain general and administrative costs of the personnel performing development up to the time the property is substantially complete. The interest rate used to capitalize interest is based upon our average borrowing rate on existing debt. We also capitalize internal and external costs incurred to successfully originate a lease that result directly from, and are essential to, the acquisition of that lease. Leasing costs that meet the requirements for capitalization are presented as a component of prepaid expenses and other assets, net. The determination and calculation of certain costs requires estimates by us.

•
Deferred Tax Assets and Liabilities: In the preparation of our consolidated financial statements, significant management judgment is required to estimate our current and deferred income tax liabilities. Our estimates are based on our interpretation of tax laws. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, the Company’s inability to qualify as a REIT, and changes in tax laws. Adjustments required in any given period are included within the income tax provision. In assessing the need for a valuation allowance against our deferred tax assets, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

RESULTS OF OPERATIONS
Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Our net income (loss) available to unitholders and participating securities was $27.0 million and $(23.2) million for the years ended December 31, 2013 and 2012, respectively. Basic and diluted net income (loss) available to unitholders was $0.24 per Unit and $(0.24) per Unit for the years ended December 31, 2013 and 2012, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2013 and 2012. Same store properties are properties owned prior to January 1, 2012 and held as an operating property through December 31, 2013 and developments and redevelopments that were placed in service prior to January 1, 2012 or were substantially completed for the 12 months prior to January 1, 2012. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2011 and held as an operating property through December 31, 2013. Sold properties are properties that were sold subsequent to December 31, 2011. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2012 or b) stabilized prior to January 1, 2012. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2013 and 2012, the average occupancy rates of our same store properties were 90.5% and 88.4%, respectively.

	2013	2012	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$278,184	$270,184	$8,000	3.0%
Acquired Properties	2,729	1,954	775	39.7%
Sold Properties	10,169	20,524	(10,355)	(50.5)%
(Re) Developments and Land, Not Included Above	6,604	698	5,906	846.1%
Other	1,459	2,635	(1,176)	(44.6)%
	$299,145	$295,995	$3,150	1.1%
Discontinued Operations	(10,209)	(20,552)	10,343	(50.3)%
Total Revenues	$288,936	$275,443	$13,493	4.9%
Revenues from same store properties increased $8.0 million primarily due to increases in occupancy and tenant recoveries, partially offset by a decrease in lease cancellation fees. Revenues from acquired properties increased $0.8 million due to the two leased industrial properties acquired subsequent to December 31, 2011 totaling approximately 1.0 million square feet of GLA. Revenues from sold properties decreased $10.4 million due to the 91 industrial properties sold subsequent to December 31, 2011 totaling approximately 6.9 million square feet of GLA. Revenues from (re)developments and land increased $5.9 million due to an increase in occupancy. Other revenues decreased $1.2 million primarily due to certain one-time revenue transactions during the year ended December 31, 2012, as well as a decrease in leasing fees earned from our Joint Ventures and a decrease in revenues from the operations of our maintenance company for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

	2013	2012	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$83,512	$78,208	$5,304	6.8%
Acquired Properties	1,047	420	627	149.3%
Sold Properties	3,924	8,324	(4,400)	(52.9)%
(Re) Developments and Land, Not Included Above	1,938	658	1,280	194.5%
Other	8,816	9,485	(669)	(7.1)%
	$99,237	$97,095	$2,142	2.2%
Discontinued Operations	(4,133)	(8,490)	4,357	(51.3)%
Total Property Expenses	$95,104	$88,605	$6,499	7.3%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $5.3 million primarily due to an increase in real estate tax expense due to refunds received in 2012 relating to previous years and an increase in repairs and maintenance expense due to the higher snow removal costs incurred during the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to the mild 2012 winter. Property expenses from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2011. Property expenses from sold properties decreased $4.4 million due to properties sold subsequent to December 31, 2011. Property expenses from (re)developments and land increased $1.3 million primarily due to an increase in real estate tax expense. Other expenses remained relatively unchanged.
General and administrative expense decreased $1.9 million, or 7.4%, during the year ended December 31, 2013 compared to the year ended December 31, 2012 due primarily to the acceleration of expense recorded during 2012 related to restricted stock held by the Company’s CEO in connection with the terms of his employment agreement that was entered into in December 2012.
The impairment charge included in continuing operations for the year ended December 31, 2013 of $1.0 million is primarily due to marketing a certain property for sale and our assessment of the likelihood of a potential sale transaction. The impairment reversal included in continuing operations for the year ended December 31, 2012 of $0.02 million is primarily comprised of an impairment reversal relating to a certain industrial property that no longer qualified for held for sale classification.

	2013	2012	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$94,703	$98,455	$(3,752)	(3.8)%
Acquired Properties	1,755	808	947	117.2%
Sold Properties	3,493	7,560	(4,067)	(53.8)%
(Re) Developments and Land, Not Included Above	1,749	344	1,405	408.4%
Corporate Furniture, Fixtures and Equipment	618	1,077	(459)	(42.6)%
	$102,318	$108,244	$(5,926)	(5.5)%
Discontinued Operations	(3,494)	(7,561)	4,067	(53.8)%
Total Depreciation and Other Amortization	$98,824	$100,683	$(1,859)	(1.8)%
Depreciation and other amortization for same store properties decreased $3.8 million due to certain intangible assets related to acquisitions of real estate becoming fully depreciated as well as certain adjustments, which should have been recorded in previous periods, recorded during the years ended December 31, 2013 and 2012 causing a decrease in depreciation and amortization expense . Depreciation and other amortization from acquired properties increased $0.9 million due to properties acquired subsequent to December 31, 2011. Depreciation and other amortization from sold properties decreased $4.1 million due to properties sold subsequent to December 31, 2011. Depreciation and other amortization for (re)developments and land increased $1.4 million primarily due to an increase in substantial completion of developments. Corporate furniture, fixtures and equipment depreciation expense decreased $0.5 million due to assets becoming fully depreciated.

Interest income decreased $0.5 million, or 17.1%, primarily due to a decrease in the weighted average note receivable balance outstanding and a decrease in the weighted average interest rate for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Interest expense decreased $8.9 million, or 11.5%, primarily due to a decrease in the weighted average debt balance outstanding for the year ended December 31, 2013 ($1,238.0 million) as compared to the year ended December 31, 2012 ($1,321.6 million), an increase in capitalized interest of $1.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to an increase in development activities and a decrease in the weighted average interest rate for the year ended December 31, 2013 (5.79%) as compared to the year ended December 31, 2012 (6.02%).
Amortization of deferred financing costs decreased $0.2 million, or 6.6%, due to lower deferred financing costs due to the amendment to our credit facility in July 2013 and the write off of financing costs related to the early retirement of certain mortgage loans and the repurchase and retirement of certain senior unsecured notes.
In October 2008, we entered into an interest rate swap agreement (the "Series F Agreement") to mitigate our exposure to floating interest rates related to the coupon reset of our Series F Cumulative Redeemable Preferred Units. The Series F Agreement had a notional value of $50.0 million and fixed the 30 year Treasury constant maturity treasury rate at 5.2175%. We recorded $0.1 million in mark-to-market net gain, inclusive of $0.8 million in swap payments, for the year ended December 31, 2013, as compared to $0.3 million in mark-to-market net loss, inclusive of $1.2 million in swap payments, for the year ended December 31, 2012. The Series F Agreement matured on October 1, 2013.
For the year ended December 31, 2013, we recognized a net loss from retirement of debt of $6.4 million due to the partial repurchase of certain series of our senior unsecured notes, the early payoff of certain mortgage loans and the write-off of certain unamortized loan fees associated with the amendment of our revolving line of credit. For the year ended December 31, 2012, we recognized a net loss from retirement of debt of $9.7 million due to the partial repurchase of certain series of our senior unsecured notes and early payoff of certain mortgage loans.
Equity in income of other real estate partnerships increased $3.8 million, or 49.6%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a decrease in depreciation expense caused by a decrease in catch-up depreciation taken for properties that were classified as held for sale in 2011 but no longer classified as held for sale during the year ended December 31, 2012 and by certain intangible assets related to acquisitions of real estate becoming fully depreciated. The increase is also due to a decrease in interest expense due to a decrease in the weighted average debt balance outstanding for the year ended December 31, 2013 as compared to December 31, 2012 as well as an increase in gain on sale of real estate for the year ended December 31, 2013 as compared to December 31, 2012.
Equity in income of joint ventures decreased $1.4 million, or 91.3%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a decrease in our pro rata share of gain on sale of real estate and earn-outs on property sales from the 2003 Net Lease Joint Venture.
For the year ended December 31, 2012, we recognized $0.8 million of gain on change in control of interests related to the acquisition of the 85% equity interest in one property from the institutional investor in the 2003 Net Lease Joint Venture. The $0.8 million of gain represents the difference between our carrying value and fair value of our equity interest on the acquisition date.
The income tax provision (as allocated to continuing operations and gain on sale of real estate, as applicable) decreased $5.5 million or 100.1% during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to a one-time IRS audit adjustment related to the 2009 liquidation of a former taxable REIT subsidiary that was recorded during the year ended December 31, 2012.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the years ended December 31, 2013 and 2012.

	2013	2012
	($ in 000’s)
Total Revenues	$10,209	$20,552
Property Expenses	(4,133)	(8,490)
Impairment of Real Estate	(1,605)	(1,121)
Depreciation and Amortization	(3,494)	(7,561)
Gain on Sale of Real Estate	32,657	12,758
Income from Discontinued Operations	$33,634	$16,138
Income from discontinued operations for the year ended December 31, 2013 reflects the results of operations and gain on sale of real estate relating to 65 industrial properties that were sold during the year ended December 31, 2013. The impairment loss for the year ended December 31, 2013 of $1.6 million relates to impairment charges recorded due to the carrying values of certain properties exceeding the estimated fair values based upon third party purchase contracts for properties held for sale during 2013.
Income from discontinued operations for the year ended December 31, 2012 reflects the results of operations and gain on sale of real estate relating to 26 industrial properties that were sold during the year ended December 31, 2012 and the results of operations of 65 industrial properties that were sold during the year ended December 31, 2013. The impairment loss for the year ended December 31, 2012 of $1.1 million relates to impairment charges recorded due to carrying values of certain properties exceeding the estimated fair values based upon third party purchase contracts for properties held for sale during 2012.
The $1.0 million and $3.8 million gain on sale of real estate for the years ended December 31, 2013 and 2012, respectively, resulted from the sale of several land parcels that did not meet the criteria for inclusion in discontinued operations.
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
During the period between January 1, 2011 and December 31, 2012, two industrial properties previously classified within same store, comprising approximately 0.1 million square feet, are included in the redevelopment classification as of December 31, 2012. As of December 31, 2013, redevelopment activities for both properties are complete and are classified as in-service. These properties were moved back to the same store classification in 2013.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2012 and 2011, the average occupancy rates of our same store properties were 87.4% and 85.7%, respectively.

	2012	2011	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$280,120	$273,552	$6,568	2.4%
Acquired Properties	4,378	1,396	2,982	213.6%
Sold Properties	6,811	16,777	(9,966)	(59.4)%
(Re) Developments and Land, Not Included Above	1,503	659	844	128.1%
Other	3,183	2,219	964	43.4%
	$295,995	$294,603	$1,392	0.5%
Discontinued Operations	(20,552)	(30,777)	10,225	(33.2)%
Total Revenues	$275,443	$263,826	$11,617	4.4%
Revenues from same store properties increased $6.6 million primarily due to an increase in average occupancy and an increase in lease cancellation fees. Revenues from acquired properties increased $3.0 million due to the two industrial properties acquired subsequent to December 31, 2010 totaling approximately 1.1 million square feet of GLA. Revenues from sold properties decreased $10.0 million due to the 60 industrial properties sold subsequent to December 31, 2010 totaling approximately 6.9 million square feet of GLA. Revenues from (re)developments and land increased $0.8 million primarily due to an increase in occupancy. Other revenues increased $1.0 million primarily due to several one-time fees and the reversal of an allowance for deferred rent receivable related to certain tenants, partially offset by a decrease in fees earned from our Joint Ventures.

	2012	2011	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$82,953	$86,741	$(3,788)	(4.4)%
Acquired Properties	888	261	627	240.2%
Sold Properties	2,566	6,499	(3,933)	(60.5)%
(Re) Developments and Land, Not Included Above	1,202	691	511	74.0%
Other	9,486	8,018	1,468	18.3%
	$97,095	$102,210	$(5,115)	(5.0)%
Discontinued Operations	(8,490)	(12,438)	3,948	(31.7)%
Total Property Expenses	$88,605	$89,772	$(1,167)	(1.3)%
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

The impairment reversal included in continuing operations for the years ended December 31, 2012 and 2011 of $0.02 million and $8.3 million, respectively, is primarily comprised of a impairment reversal relating to certain industrial properties that no longer qualified for held for sale classification and land parcels that were either sold or no longer qualified for held for sale classification.

	2012	2011	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$102,515	$104,058	$(1,543)	(1.5)%
Acquired Properties	2,625	1,219	1,406	115.3%
Sold Properties	1,199	3,295	(2,096)	(63.6)%
(Re) Developments and Land, Not Included Above	828	661	167	25.3%
Corporate Furniture, Fixtures and Equipment	1,077	1,426	(349)	(24.5)%
	$108,244	$110,659	$(2,415)	(2.2)%
Discontinued Operations	(7,561)	(8,174)	613	(7.5)%
Total Depreciation and Other Amortization	$100,683	$102,485	$(1,802)	(1.8)%
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
Interest expense, inclusive of interest expense included in discontinued operations, decreased $17.4 million, or 18.3%, primarily due to a decrease in the weighted average debt balance outstanding for the year ended December 31, 2012 ($1,321.6 million) as compared to the year ended December 31, 2011 ($1,509.6 million), an increase in capitalized interest of $1.3 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 due to an increase in development activities and a decrease in the weighted average interest rate for the year ended December 31, 2012 (6.02%) as compared to the year ended December 31, 2011 (6.33%).
Amortization of deferred financing costs decreased $0.5 million, or 14.1%, due primarily to lower deferred financing costs due to the write-off of financing costs related to the repurchase and retirement of certain of our senior unsecured notes, the replacement of our previous credit facility with the Old Credit Facility in December 2011 and the early retirement of certain mortgage loans, partially offset by the costs associated with the origination of mortgage financings during 2012 and 2011.
We recorded $0.3 million in mark-to-market net loss, inclusive of $1.2 million in swap payments for the year ended December 31, 2012, as compared to $1.7 million in mark-to-market loss, inclusive of $0.6 million in swap payments, for the year ended December 31, 2011.
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
For the years ended December 31, 2012 and 2011, gain on change in control of interests relates to the acquisition of the 85% equity interest in one property in each of those periods from the institutional investor in the 2003 Net Lease Joint Venture. For the years ended December 31, 2012 and 2011, we recognized $0.8 million gain and $0.7 million gain, respectively, which is the difference between our carrying value and fair value of our equity interest in each of the properties on the respective acquisition date.
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

	2012	2011
	($ in 000’s)
Total Revenues	$20,552	$30,777
Property Expenses	(8,490)	(12,438)
Impairment of Real Estate	(1,121)	(6,214)
Depreciation and Amortization	(7,561)	(8,174)
Interest Expense	—	(63)
Gain on Sale of Real Estate	12,758	18,814
Provision for Income Taxes	—	(1,246)
Income from Discontinued Operations	$16,138	$21,456
Income from discontinued operations for the year ended December 31, 2012 reflects the results of operations and gain on sale of real estate relating to 26 industrial properties that were sold during the year ended December 31, 2012 and the results of operations of 65 industrial properties that were sold during the year ended December 31, 2013. The impairment loss for the year ended December 31, 2012 of $1.1 million relates to impairment charges recorded due to carrying values of certain properties exceeding the estimated fair values based upon third party purchase contracts for properties held for sale during 2012.
Income from discontinued operations for the year ended December 31, 2011 reflects the results of operations and gain on sale of real estate relating to 34 industrial properties that were sold during the year ended December 31, 2011, the results of operations of 65 industrial properties that were sold during the year ended December 31, 2013 and the results of operations of 26 industrial properties that were sold during the year ended December 31, 2012. The impairment loss for the year ended December 31, 2011 of $6.2 million relates to impairment charges recorded due to carrying values of certain properties exceeding the estimated fair values based upon third party purchase contracts for properties held for sale during 2011.
The $3.8 million and $1.4 million gain on sale of real estate for the years ended December 31, 2012 and 2011, respectively, resulted from the sale of one land parcel in each respective year that did not meet the criteria for inclusion in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2013, our cash and cash equivalents were approximately $6.5 million. We also had $452.0 million available for additional borrowings under our Unsecured Credit Facility.
We have considered our short-term (through December 31, 2014) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 2014 Notes, in the aggregate principal amount of $81.8 million, are due June 2, 2014. Also, we have $43.3 million in mortgage loans payable outstanding at December 31, 2013 that mature prior to December 31, 2014 or we anticipate prepaying during 2014. Additionally, as discussed in Subsequent Events, during the first quarter of 2014 the Company is redeeming all outstanding Series F Flexible Cumulative Redeemable Preferred Stock and Series G Flexible Cumulative Redeemable Preferred Stock, for an aggregate payment of $75.0 million plus all accumulated and unpaid distributions. An equivalent number of Series F Preferred Units and Series G Preferred Units will also be redeemed on the respective redemption dates. We expect to satisfy these payment obligations prior to December 31, 2014 with borrowings under our Unsecured Credit Facility and the $200.0 million unsecured term loan that we entered into during January 2014 (see Subsequent Events). With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, preferred distributions, the minimum distributions required to maintain the Company’s REIT qualification under the Code and distributions approved by the Company’s Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional Units or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after December 31, 2014) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional Units and preferred Units, subject to market conditions.
We also financed the development and acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At December 31, 2013, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.666%. As of February 27, 2014, we had approximately $604.0 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2013, and we anticipate that we will be able to operate in compliance with our financial covenants in 2014.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Ba2/BB+, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Year Ended December 31, 2013
Net cash provided by operating activities of approximately $114.1 million for the year ended December 31, 2013, was comprised primarily of the non-cash adjustments of approximately $88.1 million and net income of approximately $41.4 million, offset by the net change in operating assets and liabilities of approximately $10.6 million and payments of premiums, discounts and prepayment penalties associated with retirement of debt of approximately $4.8 million. The adjustments for the non-cash items of approximately $88.1 million are primarily comprised of depreciation and amortization of approximately $115.7 million, the loss from retirement of debt of approximately $6.4 million, the impairment of real estate of approximately $2.7 million and the provision for bad debt of approximately $0.7 million, offset by the gain on sale of real estate of approximately $33.7 million and the effect of the straight-lining of rental income of approximately $3.7 million.
Net cash used in investing activities of approximately $59.7 million for the year ended December 31, 2013, was comprised primarily of investments in and advances to the Other Real Estate Partnerships, the acquisition of two industrial properties and several land parcels, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities and an increase in escrows, offset by the net proceeds from the sale of real estate, distributions from the Other Real Estate Partnerships in excess of equity in income and the repayments on our notes receivable.

During the year ended December 31, 2013, we acquired two industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $73.6 million, including costs incurred in conjunction with the acquisition of the industrial properties and land parcels.
During the year ended December 31, 2013, we sold 65 industrial properties comprising approximately 2.8 million square feet of GLA and several land parcels. Proceeds from the sales of the 65 industrial properties and several land parcels, net of closing costs, were approximately $120.7 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale in 2014.
Net cash used in financing activities of approximately $52.1 million for the year ended December 31, 2013, was comprised primarily of the redemption of our Series J Preferred Units and Series K Preferred Units, repayments on our senior unsecured notes and mortgage loans payable, general and limited partnership Unit and preferred general partnership Unit distributions, payments of debt and equity issuance costs, the repurchase and retirement of restricted Units and payments on the interest rate swap agreement, offset by net proceeds from the issuance of Units and net proceeds from our Unsecured Credit Facility.
During the year ended December 31, 2013, we paid off and retired prior to maturity mortgage loans in the amount of $64.4 million and we repurchased $29.8 million of our unsecured notes at an aggregate purchase price of $33.5 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
During the year ended December 31, 2013, the Company redeemed the remaining 4,000,000 Depositary Shares of the Company's Series J Preferred Stock for $25.00 per Depositary Share, or $100.0 million in the aggregate, and paid a prorated second quarter dividend of $0.055382 per Depositary Share, totaling approximately $0.2 million. An equivalent number of Series J Preferred Units were redeemed during the year ended December 31, 2013 as well. Additionally, during the year ended December 31, 2013, the Company redeemed all of the 2,000,000 outstanding Depositary Shares of the Company's Series K Preferred Stock for $25.00 per Depositary Share, or $50.0 million in the aggregate, and paid a pro-rated third quarter dividend of $0.090625 per Depositary Share, totaling approximately $0.2 million. An equivalent number of Series K Preferred Units were redeemed during the year ended December 31, 2013 as well.
During the year ended December 31, 2013, the Company issued 8,400,000 shares of the Company's common stock through a public offering, resulting in proceeds, net of the underwriter's discount, of approximately $132.3 million. Additionally, during the year ended December 31, 2013, the Company issued 2,315,704 shares of the Company's common stock through 2012 ATM, resulting in net proceeds of approximately $41.7 million. These proceeds were contributed to us in exchange for an equivalent number of Units.
Contractual Obligations and Commitments
The following table lists our contractual obligations and commitments as of December 31, 2013:

		Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating and Ground Leases(1)(2)	$33,076	$1,824	$3,333	$2,802	$25,117
Real Estate Development Costs (1)(3)	$23,900	23,900	—	—	—
Long Term Debt	$1,199,996	111,518	300,988	466,734	320,756
Interest Expense on Long Term Debt(1)(4)	$266,847	57,633	90,679	52,751	65,784
Total	$1,523,819	$194,875	$395,000	$522,287	$411,657
____________________

(1)	Not on balance sheet.

(2)	Operating lease minimum rental payments have not been reduced by minimum sublease rentals of $6.8 million due in the future under non-cancelable subleases.

(3)	Represents estimated remaining costs on the completion of development projects.

(4)	Does not include interest expense on our Unsecured Credit Facility.

Off-Balance Sheet Arrangements
At December 31, 2013, we had a letter of credit and several performance bonds outstanding, amounting to $6.1 million in the aggregate. The letter of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above, that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.
Environmental
We paid approximately $0.5 million and $0.3 million in 2013 and 2012, respectively, related to environmental expenditures. We estimate 2014 expenditures of approximately $0.8 million. We estimate that the aggregate expenditures which need to be expended in 2014 and beyond with regard to currently identified environmental issues will not exceed approximately $2.3 million.
Inflation
For the last several years, inflation has not had a significant impact on us because of the relatively low inflation rates in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the outstanding leases have lease terms of six years which may enable us to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward- looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.
Interest Rate Risk
This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2013 that are sensitive to changes in the interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At December 31, 2013, $1,026.1 million (85.6% of total debt at December 31, 2013) of our debt was fixed rate debt and $173.0 million (14.4% of total debt at December 31, 2013) of our debt was variable rate debt. At December 31, 2012, $1,130.5 million (92.0% of total debt at December 31, 2012) of our debt was fixed rate debt and $98.0 million (8.0% of total debt at December 31, 2012) of our debt was variable rate debt. Currently, we do not enter into financial instruments for trading or other speculative purposes.
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
Based upon the amount of variable rate debt outstanding at December 31, 2013 and 2012, a 10% increase or decrease in the interest rate on our variable rate debt would decrease or increase, respectively, future net income and cash flows by approximately $0.3 million and $0.2 million per year, respectively. The foregoing calculation assumes an instantaneous increase or decrease in the rates applicable to the amount of borrowings outstanding under our Unsecured Credit Facility at December 31, 2013. Changes in LIBOR could result in a greater than 10% increase to such rates. In addition, the calculation does not account for other possible actions, such as prepayment, that we might take in response to any rate increase. A 10% increase in interest rates would decrease the fair value of the fixed rate debt at December 31, 2013 and 2012 by approximately $18.1 million to $1,050.2 million and by approximately $22.8 million to $1,194.1 million, respectively. A 10% decrease in interest rates would increase the fair value of the fixed rate debt at December 31, 2013 and 2012 by approximately $18.7 million to $1,087.0 million and by approximately $23.6 million to $1,240.5 million, respectively.

The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. There were no derivatives outstanding as of December 31, 2013 (see Subsequent Events).
Foreign Currency Exchange Rate Risk
Owning industrial property outside of the United States exposes the Operating Partnership to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At December 31, 2013, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.
IRS Tax Refund
On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40.4 million in the fourth quarter of 2009 (the "Refund") in connection with this tax liquidation. The IRS examination team, which is required by statute to review all refund claims in excess of $2.0 million on behalf of the Joint Committee on Taxation, indicated to us that it disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. During the year ended December 31, 2012, we reached an agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income was $13.7 million, which equates to $4.8 million of taxes owed. We were also required to pay accrued interest of approximately $0.5 million. During the year ended December 31, 2012, the Operating Partnership recorded the charge for the agreed-upon adjustment and the related estimated accrued interest which was reflected as a component of income tax expense. During the year ended December 31, 2013, the settlement amount was approved by the Joint Committee on Taxation and we paid the agreed upon taxes and related accrued interest.
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
Subsequent Events
From January 1, 2014 to February 27, 2014, we acquired one industrial property for a purchase price of approximately $13.4 million, excluding costs incurred in conjunction with the acquisition and we sold one industrial property for approximately $1.3 million. Additionally, during January 2014 the 2003 Net Lease Joint Venture sold two industrial properties.
On January 29, 2014, we entered into a $200.0 million unsecured loan with a seven-year term. The loan features interest-only payments and initially bears an interest rate of LIBOR plus 175 basis points. The rate is subject to adjustment based on our leverage ratio or credit ratings. We also entered into interest rate swap agreements, with an aggregate notional value of $200.0 million, to convert the term loan's LIBOR rate to a fixed rate of approximately 4.04% per annum based on the loan's current spread.
On February 3, 2014, the Company announced that it will redeem all 50,000 Depositary Shares of its Series F Preferred Stock. The redemption price will be $1,000.00 per Depositary Share, or $50.0 million, plus all accumulated and unpaid distributions to and including the date of redemption, March 6, 2014. The Company also announced that it will redeem all 25,000 Depositary Shares of its Series G Preferred Stock. The redemption price will be $1,000.00 per Depositary Share, or $25.0 million plus all accumulated and unpaid distributions to and including the date of redemption, March 31, 2014. An equivalent number of Series F Preferred Units and Series G Preferred Units will also be redeemed on the respective redemption dates.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements and Financial Statement Schedules included in Item 15.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria described in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits (1 & 2) See Index to Financial Statements and Financial Statement Schedules.
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

4.6
Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)

4.7
Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K dated April 4, 2002, File No. 333-21873)

4.8
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

4.10
Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)

Exhibit No.	Description

4.11
Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 5, 2007, File No. 1-13102)

10.1
Sales Agreement by and among the Company, First Industrial, L.P. and Cantor Fitzgerald & Co. dated September 16, 2004 (incorporated by reference to Exhibit 1.1 of the Form 8-K of the Operating Partnership, dated September 16, 2004, File No. 333-21873)

10.2
Amended and Restated Unsecured Revolving Credit Agreement dated as of July 19, 2013 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 22, 2013, File No. 1-13102)

10.3
Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 1, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 2, 2012, File No. 1-13102)

10.4
Unsecured Term Loan Agreement dated as of January 29, 2014 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 29, 2014, File No. 1-13102)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13102)

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited).

_______________________

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

4.6
Supplemental Indenture No. 7 dated as of April 15, 2002, between First Industrial, L.P. and U.S. Bank National Association, relating to First Industrial, L.P.’s 6.875% Notes due 2012 and 7.75% Notes due 2032 (incorporated by reference to Exhibit 4.1 of the Operating Partnership’s Form 8-K, dated April 4, 2002, File No. 333-21873)

4.7
Form of 6.875% Notes due in 2012 in the principal amount of $200 million issued by First Industrial, L.P. and 7.75% Notes due in 2032 in the principal amount of $50 million issued by First Industrial L.P. (incorporated by reference to Exhibit 4.2 of the Operating Partnership’s Form 8-K dated April 4, 2002, File No. 333-21873)

4.80
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

4.10
Supplemental Indenture No. 10, dated as of January 10, 2006, relating to 5.75% Senior Notes due 2016, by and between the Operating Partnership and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed January 11, 2006, File No. 1-13102)

4.11
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

10.2
Amended and Restated Unsecured Revolving Credit Agreement dated as of July 19, 2013 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed July 22, 2013, File No. 1-13102)

10.3
Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 1, 2012 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed March 2, 2012, File No. 1-13102)

10.4
Unsecured Term Loan Agreement dated as of January 29, 2014 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 29, 2014, File No. 1-13102)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13102)

23*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders’ Equity (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited).

_______________________

*	Filed herewith.

**	Furnished herewith.

FIRST INDUSTRIAL, L.P.

FIRST INDUSTRIAL PENNSYLVANIA, L.P.

COMBINED PARTNERSHIPS

FIRST INDUSTRIAL, L.P.
INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
FINANCIAL STATEMENT SCHEDULES
Schedule III: Real Estate and Accumulated Depreciation	S-1
Schedule IV: Mortgage Loans on Real Estate	S-22

Report of Independent Registered Public Accounting Firm
To the Partners of
First Industrial, L.P.:
In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of comprehensive income, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of First Industrial, L.P. and its subsidiaries (the “Consolidated Operating Partnership”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Consolidated Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Consolidated Operating Partnership’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Consolidated Operating Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2014

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$610,802	$598,404
Buildings and Improvements	2,113,689	2,146,375
Construction in Progress	23,688	19,228
Less: Accumulated Depreciation	(652,971)	(639,481)
Net Investment in Real Estate	2,095,208	2,124,526
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $0 and $3,050	—	6,765
Investments in and Advances to Other Real Estate Partnerships	196,323	178,104
Cash and Cash Equivalents	6,518	4,357
Tenant Accounts Receivable, Net	4,746	3,867
Investments in Joint Ventures	907	1,012
Deferred Rent Receivable, Net	49,173	47,930
Deferred Financing Costs, Net	10,570	10,948
Deferred Leasing Intangibles, Net	26,581	29,374
Prepaid Expenses and Other Assets, Net	108,753	96,999
Total Assets	$2,498,779	$2,503,882
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$580,215	$656,329
Senior Unsecured Notes, Net	445,916	474,150
Unsecured Credit Facility	173,000	98,000
Accounts Payable, Accrued Expenses and Other Liabilities	70,139	78,876
Deferred Leasing Intangibles, Net	11,879	13,597
Rents Received in Advance and Security Deposits	26,619	27,327
Distributions Payable	10,289	452
Total Liabilities	1,318,057	1,348,731
Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units	73,587	217,971
General Partner Units (109,980,850 and 98,767,913 units outstanding)	1,027,664	859,727
Limited Partners Units (4,597,313 and 4,702,341 units outstanding)	82,833	84,282
Accumulated Other Comprehensive Loss	(3,362)	(6,829)
Total Partners’ Capital	1,180,722	1,155,151
Total Liabilities and Partners’ Capital	$2,498,779	$2,503,882
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands except per unit data)
Revenues:
Rental Income	$222,102	$214,595	$203,602
Tenant Recoveries and Other Income	66,834	60,848	60,224
Total Revenues	288,936	275,443	263,826
Expenses:
Property Expenses	95,104	88,605	89,772
General and Administrative	23,106	24,959	20,508
Restructuring Costs	—	—	1,553
Impairment of Real Estate	1,047	(20)	(8,293)
Depreciation and Other Amortization	98,824	100,683	102,485
Total Expenses	218,081	214,227	206,025
Other Income (Expense):
Interest Income	2,438	2,940	3,990
Interest Expense	(68,857)	(77,794)	(95,103)
Amortization of Deferred Financing Costs	(3,038)	(3,252)	(3,785)
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	52	(328)	(1,718)
Loss from Retirement of Debt	(6,423)	(9,684)	(5,299)
Foreign Currency Exchange Loss	—	—	(332)
Total Other Income (Expense)	(75,828)	(88,118)	(102,247)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures, Gain on Change in Control of Interests and Income Tax Benefit (Provision)	(4,973)	(26,902)	(44,446)
Equity in Income of Other Real Estate Partnerships	11,603	7,756	11,891
Equity in Income of Joint Ventures	136	1,559	980
Gain on Change in Control of Interests	—	776	689
Income Tax Benefit (Provision)	213	(5,522)	(450)
Income (Loss) from Continuing Operations	6,979	(22,333)	(31,336)
Discontinued Operations:
Income Attributable to Discontinued Operations	977	3,380	3,888
Gain on Sale of Real Estate	32,657	12,758	18,814
Provision for Income Taxes Allocable to Discontinued Operations	—	—	(1,246)
Income from Discontinued Operations	33,634	16,138	21,456
Income (Loss) Before Gain on Sale of Real Estate	40,613	(6,195)	(9,880)
Gain on Sale of Real Estate	1,030	3,777	1,370
Provision for Income Taxes Allocable to Gain on Sale of Real Estate	(210)	—	(452)
Net Income (Loss)	41,433	(2,418)	(8,962)
Less: Preferred Unit Distributions	(8,733)	(18,947)	(19,565)
Less: Redemption of Preferred Units	(5,667)	(1,804)	—
Net Income (Loss) Available to Unitholders and Participating Securities	$27,033	$(23,169)	$(28,527)

Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(0.06)	$(0.41)	$(0.58)
Income from Discontinued Operations Attributable to Unitholders	$0.30	$0.17	$0.25
Net Income (Loss) Available to Unitholders	$0.24	$(0.24)	$(0.33)
Distributions Per Unit	$0.34	$—	$—
Weighted Average Units Outstanding	111,646	96,509	85,913
Net Income (Loss) Available to Unitholders Attributable to:
General Partner	$25,912	$(21,968)	$(26,782)
Limited Partners	1,121	(1,201)	(1,745)
Net Income (Loss) Available to Unitholders and Participating Securities	$27,033	$(23,169)	$(28,527)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
Net Income (Loss)	$41,433	$(2,418)	$(8,962)
Amortization of Interest Rate Protection Agreements	2,411	2,271	2,166
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	1,116	3,247	3,250
Reclassification of Foreign Exchange Loss on Substantial Liquidation of Foreign Entities, Net of Income Tax Benefit	—	—	179
Foreign Currency Translation Adjustment, Net of Income Tax Benefit	(60)	32	(1,470)
Comprehensive Income (Loss)	$44,900	$3,132	$(4,837)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Preferred Units	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Total
	(In thousands)
Balance as of December 31, 2010	$266,211	$558,496	$93,100	$(16,504)	$901,303
Issuance of General Partner Units, Net of Issuance Costs	—	202,332	—	—	202,332
Stock Based Compensation Activity	—	2,759	—	—	2,759
Conversion of Limited Partner Units to General Partner Units	—	1,109	(1,109)	—	—
Preferred Unit Distributions	(19,565)	—	—	—	(19,565)
Net Income (Loss)	19,565	(26,782)	(1,745)	—	(8,962)
Other Comprehensive Income	—	—	—	4,125	4,125
Balance as of December 31, 2011	$266,211	$737,914	$90,246	$(12,379)	1,081,992
Issuance of General Partner Units, Net of Issuance Costs	—	134,436	—	—	134,436
Redemption of Preferred Units	(48,240)	—	—	—	(48,240)
Stock Based Compensation Activity	—	4,582	—	—	4,582
Conversion of Limited Partner Units to General Partner Units	—	4,763	(4,763)	—	—
Preferred Unit Distributions	(20,751)	—	—	—	(20,751)
Net Income (Loss)	20,751	(21,968)	(1,201)	—	(2,418)
Other Comprehensive Income	—	—	—	5,550	5,550
Balance as of December 31, 2012	$217,971	$859,727	$84,282	$(6,829)	1,155,151
Issuance of General Partner Units, Net of Issuance Costs	—	173,785	—	—	173,785
Redemption of Preferred Units	(144,384)	—	—	—	(144,384)
Stock Based Compensation Activity	—	4,532	—	—	4,532
Conversion of Limited Partner Units to General Partner Units	—	996	(996)	—	—
Common Unit Distributions	—	(37,288)	(1,574)	—	(38,862)
Preferred Unit Distributions	(14,400)	—	—	—	(14,400)
Net Income	14,400	25,912	1,121	—	41,433
Other Comprehensive Income	—	—	—	3,467	3,467
Balance as of December 31, 2013	$73,587	$1,027,664	$82,833	$(3,362)	1,180,722
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$41,433	$(2,418)	$(8,962)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	83,835	88,123	85,849
Amortization of Deferred Financing Costs	3,038	3,252	3,785
Other Amortization	28,787	32,763	33,218
Impairment of Real Estate	2,652	1,101	(2,079)
Provision for Bad Debt	729	463	1,146
Equity in Income of Joint Ventures	(136)	(1,559)	(980)
Distributions from Joint Ventures	177	1,580	1,033
Gain on Sale of Real Estate	(33,687)	(16,535)	(20,184)
Gain on Change in Control of Interests	—	(776)	(689)
Loss from Retirement of Debt	6,423	9,684	5,299
Mark-to-Market (Gain) Loss on Interest Rate Protection Agreements	(52)	328	1,718
Equity in Income of Other Real Estate Partnerships	(11,603)	(7,756)	(11,891)
Distributions from Investment in Other Real Estate Partnerships	11,603	7,756	11,891
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(3,277)	5,576	(3,154)
Increase in Deferred Rent Receivable	(3,694)	(3,374)	(7,275)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(7,355)	4,993	(12,201)
Decrease in Restricted Cash	—	—	105
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	(4,821)	(7,065)	(6,454)
Cash Book Overdraft	—	1,715	—
Net Cash Provided by Operating Activities	114,052	117,851	70,175
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(73,642)	(48,621)	(5,277)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(88,789)	(74,511)	(77,619)
Net Proceeds from Sales of Investments in Real Estate	120,674	80,362	71,083
Investments in and Advances to Other Real Estate Partnerships	(50,946)	(30,006)	(125,089)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	32,727	38,354	191,178
Contributions to and Investments in Joint Ventures	(38)	(190)	(155)
Distributions from Joint Ventures	104	90	650
Repayments of Notes Receivable	615	14,365	10,393
Increase in Escrows	(409)	(273)	(97)
Net Cash (Used in) Provided by Investing Activities	(59,704)	(20,430)	65,067
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(3,575)	(1,512)	(6,502)
Unit Contributions	174,081	134,905	202,845
Repurchase and Retirement of Restricted Units	(2,968)	(2,690)	(1,001)
Common Unit Distributions	(29,025)	—	—
Preferred Unit Distributions Paid	(8,733)	(23,258)	(15,254)
Redemption of Preferred Units	(150,000)	(50,000)	—
Payments on Interest Rate Swap Agreement	(1,079)	(1,144)	(489)
Proceeds from Origination of Mortgage Loans Payable	—	97,561	199,884
Repayments on Mortgage and Other Loans Payable	(76,068)	(37,402)	(67,164)
Repayments of Senior Unsecured Notes	(29,769)	(166,153)	(234,307)
Proceeds from Unsecured Credit Facility	373,000	339,000	390,500
Repayments on Unsecured Credit Facility	(298,000)	(390,000)	(618,553)
Net Cash Used in Financing Activities	(52,136)	(100,693)	(150,041)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(51)	5	(61)
Net Increase (Decrease) in Cash and Cash Equivalents	2,212	(3,272)	(14,799)
Cash and Cash Equivalents, Beginning of Year	4,357	7,624	22,484
Cash and Cash Equivalents, End of Year	$6,518	$4,357	$7,624
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per Unit data)
1. Organization and Formation of Partnership
First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") which owns common units in the Operating Partnership ("Units") representing an approximate 96.0% and 95.5% ownership interest at December 31, 2013 and 2012, respectively. The Company also owns a preferred general partnership interest in the Operating Partnership represented by preferred Units ("Preferred Units") with an aggregate liquidation priority of $75,000 at December 31, 2013. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 4.0% and 4.5% interest in the Operating Partnership at December 31, 2013 and 2012, respectively. Operations are also conducted through other partnerships and limited liability companies ("LLCs") of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the LLCs, the "Consolidated Operating Partnership"), the operating data of which is consolidated with that of the Operating Partnership as presented herein. Unless the context otherwise requires, the terms "we," "us" and "our" refer to First Industrial, L.P. and its controlled subsidiaries.
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
We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). See Note 6 for more information on the Joint Ventures.
The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnership for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company.
As of December 31, 2013, we owned 587 industrial properties located in 24 states, containing an aggregate of approximately 54.9 million square feet of gross leasable area ("GLA"). On a combined basis, as of December 31, 2013, the Other Real Estate Partnerships owned 65 industrial properties containing an aggregate of approximately 8.1 million square feet of GLA.
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
2. Basis of Presentation
Our consolidated financial statements at December 31, 2013 and 2012 and for each of the years ended December 31, 2013, 2012 and 2011 include the accounts and operating results of the Operating Partnership, the LLCs, other partnerships and the taxable REIT subsidiaries on a consolidated basis. Such financial statements present our limited partnership interests in each of the Other Real Estate Partnerships and our noncontrolling equity interests in our Joint Ventures under the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

3. Summary of Significant Accounting Policies
In order to conform with generally accepted accounting principles, we are required in preparation of our financial statements to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2013 and 2012, and the reported amounts of revenues and expenses for each of the years ended December 31, 2013, 2012 and 2011. Actual results could differ from those estimates.
Reclassifications and Other Presentation Matters
Certain reclassifications have been made to the 2012 Consolidated Balance Sheet to conform to the 2013 presentation. The results of operations for the years ended December 31, 2013 and 2012 includes adjustments to depreciation and amortization expense of $(1,561) and $1,286, respectively, which should have been recorded during previous periods. Management evaluated the impact of the adjustments and does not believe they are material to the results of the current year or any previous period.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short term maturity of these investments.
Investment in Real Estate and Depreciation
Investment in real estate is carried at cost, less accumulated depreciation and amortization. We review our properties on a quarterly basis for impairment and provide a provision if impairments exist. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy or decline in general market conditions). If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property on an individual property basis, we will recognize an impairment loss based upon the estimated fair value of such property. For properties we consider held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property previously classified as held for sale, we will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. We classify properties as held for sale when all criteria within the Financial Accounting Standards Board’s (the "FASB") guidance on the impairment or disposal of long-lived assets are met.
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
Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	7 to 50
Land Improvements	3 to 20
Furniture, Fixtures and Equipment	4 to 10
Tenant Improvements	Shorter of Lease Term or Useful Life
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
Deferred leasing intangibles, net of accumulated amortization, included in our total assets and total liabilities consist of the following:

	December 31, 2013	December 31, 2012
In-Place Leases	$14,045	$15,216
Above Market Leases	3,004	3,829
Tenant Relationships	9,532	10,329
Total Included in Total Assets, Net of $26,663 and $32,614 of Accumulated Amortization	$26,581	$29,374
Below Market Leases	$11,879	$13,597
Total Included in Total Liabilities, Net of $7,604 and $8,527 of Accumulated Amortization	$11,879	$13,597
Amortization expense related to in-place leases and tenant relationships, exclusive of amortization expense related to in-place leases and tenant relationships included in discontinued operations, was $5,615, $6,303 and $9,202 for the years ended December 31, 2013, 2012 and 2011, respectively. Rental revenues increased by $465, $666 and $1,340 related to net amortization of above/(below) market leases, exclusive of net amortization related to above/(below) market leases included in discontinued operations, for the years ended December 31, 2013, 2012 and 2011, respectively. We will recognize net amortization related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2013 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2014	$4,652	$388
2015	$4,086	$375
2016	$3,066	$888
2017	$2,797	$828
2018	$1,932	$756

Foreign Currency Transactions and Translation
At December 31, 2013, we owned a land parcel located in Toronto, Canada for which the functional currency was determined to be the Canadian dollar. The assets and liabilities related to this land parcel are translated to U.S. dollars from the

Canadian dollar based on the current exchange rate prevailing at each balance sheet date. The income statement accounts related to this land parcel are translated using the average exchange rate for the period. The resulting translation adjustments are included in accumulated other comprehensive income.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $16,520 and $14,551 at December 31, 2013 and 2012, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.
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
Investments in Joint Ventures
Investments in joint ventures represent our limited partnership interests in our Joint Ventures. We account for our investments in joint ventures under the equity method of accounting, as we do not have a majority voting interest, operational control or financial control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities. In order to assess whether consolidation of a variable interest entity is required, an enterprise is required to qualitatively assess the determination of the primary beneficiary of a variable interest entity ("VIE") based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE.
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
On a continuous basis, we assess whether there are any indicators that the value of our investments in joint ventures may be impaired. An investment is impaired if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in fair value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of subjective assumptions that are subject to economic and market uncertainties including, among others, demand for space, market rental rates and operating costs, the discount rate used to value the cash flows of the properties, the capitalization rate used to estimate the terminal value of the underlying properties and the discount rate used to value the Joint Ventures’ debt. As these factors are difficult to predict and are subject to future events that may alter our assumptions, our fair values estimated in the impairment analyses may not be realized.
Limited Partners Units
Limited partner Units are reported within Partners’ Capital in the balance sheet as of December 31, 2013 and 2012 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.
The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2013, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company’s common shares required to be delivered upon redemption of all remaining Units.
Stock Based Compensation
We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest.
Net income, net of preferred unit distributions and redemption of preferred units, is allocated to Unitholders and participating securities based upon their proportionate share of weighted average Units plus weighted average participating securities. Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. Restricted stock awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as Units. See Note 11 for further disclosure about participating securities.
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
We provide an allowance for doubtful accounts against the portion of tenant accounts receivable including deferred rent receivable, which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $1,352 and $1,852 as of December 31, 2013 and 2012, respectively. Deferred rent receivable in the consolidated balance sheets is shown net of an allowance for doubtful accounts of $1,694 and $1,733 as of December 31, 2013 and 2012, respectively. For accounts receivable we deem uncollectible, we use the direct write-off method.
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
Earnings Per Unit ("EPU")
Basic net income (loss) available to Unitholders per Unit is computed by dividing net income (loss) available to Unitholders by the weighted average number of Units outstanding for the period. Diluted net income (loss) available to Unitholders per Unit is computed by dividing net income (loss) available to Unitholders by the sum of the weighted average number of Units outstanding and any dilutive non-participating securities for the period. See Note 11 for further disclosure about EPU.
Derivative Financial Instruments
Historically, we have used interest rate protection agreements ("Agreements") to fix the interest rate on anticipated offerings of senior unsecured notes or convert floating rate debt and preferred units to fixed rate. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured notes are amortized over the life of the derivative or the life of the debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss that is effective is recognized in other comprehensive income (partners’ capital). Agreements which do not qualify for hedge accounting are marked-to-market and any gain or loss is recognized in net income (loss) available to Unitholders immediately. Amounts accumulated in other comprehensive income during the hedge period are reclassified to earnings in the same period during which the forecasted transaction or hedged item affects net income (loss). The credit risks associated with Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of Agreements, our exposure is limited to the current value of the interest rate differential, not the notional amount, and our carrying value of Agreements on the balance sheet. See Note 16 for more information on the Agreements.
Fair Value of Financial Instruments
Financial instruments other than our derivatives include tenant accounts receivable, notes receivable, accounts payable, other accrued expenses, mortgage loans payable, unsecured credit facility and senior unsecured notes. The fair values of the tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values. See Note 7 for the fair values of the mortgage loans payable, unsecured credit facility and senior unsecured notes and see Note 4 for the fair value of our notes receivable.
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
4. Investment in Real Estate
Acquisitions
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
In 2013, we acquired two industrial properties, one of which we acquired through the acquisition of 100% of the equity interest in the limited liability company that owned the industrial property, comprising approximately 1.1 million square feet of GLA and several land parcels. One of the two industrial properties was vacant upon acquisition. The purchase price of these acquisitions totaled approximately $72,812, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.
We value third party acquisitions and acquisitions of unconsolidated joint venture partner interests in industrial properties on a similar basis, generally by applying an income capitalization approach. The fair value measurements are based on significant inputs not observable in the market and thus represent Level 3 measurements, as discussed below. The fair value estimates for each industrial property acquired from our joint venture partner during the years ended December 31, 2012 and 2011 were based on a weighted average capitalization rate approximating 7.3% and 8.4%, respectively. The fair value measurements also include consideration of the fair market value of debt.

Intangible Assets (Liabilities) Subject To Amortization in the Period of Acquisition
The fair value at the date of acquisition of in-place leases, tenant relationships and below market leases recorded due to the real estate properties acquired for the years ended December 31, 2013 and 2012, which are recorded as deferred leasing intangibles, are as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
In-Place Leases	$2,807	$1,750
Tenant Relationships	$1,914	$1,012
Below Market Leases	$(188)	$(102)
The weighted average life in months of in-place leases, tenant relationships and below market leases recorded at the time of acquisition as a result of the real estate properties acquired for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
In-Place Leases	52	118
Tenant Relationships	112	178
Below Market Leases	52	118
Sales and Discontinued Operations
In 2011, we sold 34 industrial properties comprising approximately 2.9 million square feet of GLA and one land parcel. Gross proceeds from the sales of the industrial properties and one land parcel were approximately $81,693. Included in the 34 industrial properties sold is one industrial property totaling approximately 0.4 million square feet of GLA that we transferred title to a lender in satisfaction of a non-recourse mortgage loan. The gain on sale of real estate was approximately $20,184, of which $18,814 is shown in discontinued operations. The 34 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 34 sold industrial properties are included in discontinued operations. The results of operations and gain on sale of real estate for the one land parcel, which does not meet the criteria to be included in discontinued operations, is included in continuing operations.
In 2012, we sold 26 industrial properties comprising approximately 4.1 million square feet of GLA and one land parcel. Gross proceeds from the sales of the industrial properties and one land parcel were approximately $83,098. The gain on sale of real estate was approximately $16,535, of which $12,758 is shown in discontinued operations. The 26 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 26 industrial properties sold are included in discontinued operations. The results of operations and gain on sale of real estate for the one land parcel, which does not meet the criteria to be included in discontinued operations, is included in continuing operations.
In 2013, we sold 65 industrial properties comprising approximately 2.8 million square feet of GLA and several land parcels. Gross proceeds from the sales of the industrial properties and land parcels were approximately $138,769. The gain on sale of real estate was approximately $33,687, of which $32,657 is shown in discounted operations. The 65 sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the 65 industrial properties sold are included in discontinued operations. The results of operations and gain on sale of real estate for the several land parcels, which do not meet the criteria to be included in discontinued operations, are included in continuing operations.

The following table discloses certain information regarding the industrial properties included in our discontinued operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Total Revenues	$10,209	$20,552	$30,777
Property Expenses	(4,133)	(8,490)	(12,438)
Impairment of Real Estate	(1,605)	(1,121)	(6,214)
Depreciation and Amortization	(3,494)	(7,561)	(8,174)
Interest Expense	—	—	(63)
Gain on Sale of Real Estate	32,657	12,758	18,814
Provision for Income Taxes	—	—	(1,246)
Income from Discontinued Operations	$33,634	$16,138	$21,456
At December 31, 2013 and 2012, we had notes receivable and accrued interest outstanding, issued in connection with sales of industrial properties, of approximately $52,605 and $40,771, net of a discount of $191 and $255, respectively, which are included as a component of prepaid expenses and other assets, net. At December 31, 2013 and 2012, the fair value of the notes receivable, including accrued interest, was $53,482 and $44,352, respectively. The fair value of our notes receivable was determined by discounting the future cash flows using the current rates at which similar loans with similar remaining maturities would be made to other borrowers. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair value of our notes receivable was primarily based upon Level 3 inputs, as discussed below.
Impairment Charges
During the years ended December 31, 2013, 2012 and 2011, we recorded the following net non-cash impairment charges (reversals):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Sold Operating Properties	$1,605	$1,121	$6,214
Impairment—Discontinued Operations	$1,605	$1,121	$6,214
Sold Land Parcels	$—	$—	$(5,918)
Operating Properties Not Held for Sale	1,047	(20)	(1,768)
Land Parcels	—	—	(607)
Impairment—Continuing Operations	$1,047	$(20)	$(8,293)
Total Net Impairment	$2,652	$1,101	$(2,079)

The net impairment charges for assets that qualify to be classified as held for sale are calculated as the difference between the carrying value of the properties and land parcels and the estimated fair value, less costs to sell. The impairment charges for assets not held for sale are calculated as the difference between the carrying value of the properties and land parcels and the estimated fair value. The net impairment charges recorded during the years ended December 31, 2013, 2012 and 2011 are due to marketing certain properties and land parcels for sale and our assessment of the likelihood and timing of a potential sale transaction. Catch-up depreciation and amortization has been recorded during the years ended December 31, 2012 and 2011, if applicable, for certain assets that are no longer classified as held for sale.
The accounting guidance for the fair value measurement provisions for the impairment of long lived assets establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The real estate assets measured at fair value on a non-recurring basis during the years ended December 31, 2013 and 2012 were either sold or are recorded at carrying value at December 31, 2013.

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
Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:
Condensed Combined Balance Sheets:

	December 31, 2013	December 31, 2012
ASSETS
Assets:
Net Investment in Real Estate	$276,294	$264,284
Note Receivable	119,364	142,982
Other Assets, Net	33,234	34,476
Total Assets	$428,892	$441,742
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$97,675	$107,287
Other Liabilities, Net	13,795	11,570
Partners’ Capital	317,422	322,885
Total Liabilities and Partners’ Capital	$428,892	$441,742
Operating Partnership’s Share of Equity	$316,188	$321,663
Basis Differentials (1)	(119,865)	(143,559)
Carrying Value of the Operating Partnership’s Investments in Other Real Estate Partnerships	$196,323	$178,104
_____________________

(1)
This amount represents the aggregate difference between the Operating Partnership’s historical cost basis and the basis reflected at the Other Real Estate Partnerships’ level. Basis differentials relate to the elimination of a note receivable and related accrued interest between a Other Real Estate Partnership and wholly owned subsidiaries of the Operating Partnership.

Condensed Combined Statements of Operations:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Total Revenues	$39,290	$38,882	$39,001
Property Expenses	(12,286)	(11,302)	(11,509)
Impairment of Real Estate	—	172	582
Depreciation and Other Amortization	(12,207)	(13,992)	(12,759)
Interest Income	4,999	7,776	11,697
Interest Expense	(4,701)	(5,712)	(5,024)
Amortization of Deferred Financing Costs	(187)	(208)	(178)
Loss from Retirement of Debt	(214)	—	(160)
Income from Continuing Operations	14,694	15,616	21,650
Discontinued Operations:
Income Attributable to Discontinued Operations	276	118	462
Gain (Loss) on Sale of Real Estate	1,687	(93)	1,605
Income from Discontinued Operations	1,963	25	2,067
Gain on Sale of Real Estate	70	—	—
Net Income	$16,727	$15,641	$23,717

6. Investments in Joint Ventures
On May 16, 2003, we entered into the 2003 Net Lease Joint Venture with an institutional investor to invest in industrial properties. We own a 15% equity interest in and provide property management services to the 2003 Net Lease Joint Venture. At December 31, 2013, the 2003 Net Lease Joint Venture owned four industrial properties comprising approximately 2.5 million square feet of GLA. During January 2014, the 2003 Net Lease Joint Venture sold two properties comprising approximately 1.6 million square feet of GLA.
The 2003 Net Lease Joint Venture is considered a variable interest entity in accordance with the FASB guidance on the consolidation of variable interest entities. We continue to conclude that we are not the primary beneficiary of this venture. As of December 31, 2013, our investment in the 2003 Net Lease Joint Venture is $907. Our maximum exposure to loss is equal to our investment. We acquired the 85% equity interest in one property on February 13, 2012 and the 85% equity interest in another property on May 26, 2011, in each case from the institutional investor in the 2003 Net Lease Joint Venture (see Note 4).
During December 2007, we entered into the 2007 Europe Joint Venture with an institutional investor to invest in, own, develop, redevelop and operate industrial properties. We continue to hold our 10% equity interest in the 2007 Europe Joint Venture. As of December 31, 2013, the 2007 Europe Joint Venture did not own any properties.
During the years ended December 31, 2013, 2012 and 2011, we recognized fees of $231, $516 and $970, respectively, from our Joint Ventures.

The combined summarized financial information of the investments in Joint Ventures is as follows:

	December 31, 2013	December 31, 2012
Condensed Combined Balance Sheets:
Gross Investment in Real Estate	$28,389	$115,488
Less: Accumulated Depreciation	(4,253)	(38,535)
Net Investment in Real Estate	24,136	76,953
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $40,387 and $0	48,408	—
Other Assets	7,690	17,327
Total Assets	$80,234	$94,280

Indebtedness	$24,656	$81,764
Other Liabilities	1,615	4,817
Indebtedness, Accrued Interest Expense and Leasing Intangibles Held for Sale, Net of Accumulated Amortization of $3,208 and $0	48,651	—
Equity	5,312	7,699
Total Liabilities and Equity	$80,234	$94,280
Company’s Share of Equity	$896	$1,252
Basis Differentials(1)	(200)	(448)
Carrying Value of the Company’s Investments in Joint Ventures	$696	$804
_______________

(1)
This amount represents the aggregate difference between our historical cost basis and the basis reflected at the joint venture level. Basis differentials are primarily comprised of impairments we recorded to reduce certain of our investments in the 2003 Net Lease Joint Venture to fair value and certain deferred fees which are not reflected at the joint venture level.

	Year Ended December 31,
	2013	2012	2011
Condensed Combined Statements of Operations:
Total Revenues	$3,433	$3,371	$3,411
Expenses:
Property Expenses and Other	1,070	1,096	1,226
Depreciation and Other Amortization	931	764	836
Interest Expense	1,532	1,633	1,643
Total Expenses	3,533	3,493	3,705
Discontinued Operations:
Loss Attributable to Discontinued Operations	(1,300)	(1,607)	(1,587)
Gain on Sale of Real Estate	513	4,974	3,137
(Loss) Income from Discontinued Operations	(787)	3,367	1,550
Net (Loss) Income	$(887)	$3,245	$1,256
Equity in Income of Joint Ventures	$136	$1,559	$980

7. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2013	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2013	December 31, 2012
Mortgage Loans Payable, Net	$580,215	$656,329	4.03% – 8.26%	4.03% – 8.26%	October 2014 – September 2022
Unamortized Premiums	(115)	(161)
Mortgage Loans Payable, Gross	$580,100	$656,168
Senior Unsecured Notes, Net
2016 Notes	$159,566	$159,510	5.750%	5.91%	01/15/16
2017 Notes	54,960	55,385	7.500%	7.52%	12/01/17
2027 Notes	6,066	6,066	7.150%	7.11%	05/15/27
2028 Notes	31,883	55,261	7.600%	8.13%	07/15/28
2032 Notes	10,514	11,500	7.750%	7.87%	04/15/32
2014 Notes	81,149	79,683	6.420%	6.54%	06/01/14
2017 II Notes	101,778	106,745	5.950%	6.37%	05/15/17
Subtotal	$445,916	$474,150
Unamortized Discounts	980	2,570
Senior Unsecured Notes, Gross	$446,896	$476,720
Unsecured Credit Facility*	$173,000	$98,000	1.666%	1.666%	09/29/17
* The maturity date may be extended an additional year at our election, subject to certain restrictions.
Mortgage Loans Payable, Net
During the year ended December 31, 2012, we originated the following mortgage loans:

Mortgage Financing	Loan Principal	Interest Rate	Origination Date	Maturity Date	Amortization Period	Number of Industrial Properties Collateralizing Mortgage	GLA (In millions)	Properties Carrying Value at December 31, 2012
I-V	$97,561	4.03%	August 2012	September 2022	30-year	30	3.7	$100,443

For Mortgage Financings I through V, principal prepayments were prohibited for 12 months after loan origination, after which prepayment premiums are calculated at the greater of yield maintenance or 1% of the outstanding balance.
During the years ended December 31, 2013 and 2012, we paid off and retired prior to maturity mortgage loans payable in the amount of $64,395 and $14,112, respectively. In connection with these pay offs prior to maturity, we recognized $1,364 and $361 as loss from retirement of debt for the years ended December 31, 2013 and 2012, respectively.
As of December 31, 2013, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $729,348. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of December 31, 2013.

Senior Unsecured Notes, Net
During the years ended December 31, 2013 and 2012, we repurchased and retired the following senior unsecured notes prior to maturity:

	Principal Amount Repurchased		Purchase Price
	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
2014 Notes	$—	$9,000	$—	$9,439
2017 Notes	430	4,223	482	4,632
2017 II Notes	5,000	—	5,300	—
2028 Notes	23,394	69,680	26,547	72,541
2032 Notes	1,000	23,400	1,163	24,001
Total	$29,824	$106,303	$33,492	$110,613
In connection with these repurchases prior to maturity, we recognized $5,003 and $9,323 as loss from retirement of debt for the years ended December 31, 2013 and 2012, which is the difference between the repurchase price and the principal amount retired, net of the pro rata write-off of the unamortized debt issue discount, the unamortized deferred financing costs, the unamortized settlement amount of the interest rate protection agreements and the professional services fees related to the repurchases of $28, $191, $1,116 and $0 and $598, $728, $3,247 and $440, respectively.
On April 16, 2012, we paid off and retired our 2012 Notes, at maturity, in the amount of $61,829.
The indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. We believe the Operating Partnership and the Company were in compliance with all covenants relating to senior unsecured notes as of December 31, 2013. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our noteholders in a manner that could impose and cause us to incur material costs.
Unsecured Credit Facility
On July 19, 2013, we amended and restated our existing $450,000 revolving credit agreement (the "Old Credit Facility"), increasing the borrowing capacity thereunder to $625,000 (as amended and restated, the "Unsecured Credit Facility"). We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $825,000, subject to certain restrictions. The amendment extended the maturity date from December 12, 2014 to September 29, 2017 with an option to extend an additional one year at our election, subject to certain restrictions. At December 31, 2013, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 150 basis points. The interest rate on the Unsecured Credit Facility varies based on our leverage ratio. In the event we achieve an investment grade rating from one of certain rating agencies, the rate may be decreased at our election, based on the investment grade rating. In connection with the amendment of the Old Credit Facility, we wrote off $56 of unamortized deferred financing costs, which is included in loss from retirement of debt for the year ended December 31, 2013.
The Unsecured Credit Facility contains certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreement. We believe that we were in compliance with all covenants relating to the Unsecured Credit Facility as of December 31, 2013. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years ending December 31, and thereafter:

Amount
2014	$111,518
2015	34,726
2016	266,262
2017	339,783
2018	126,951
Thereafter	320,756
Total	$1,199,996
Fair Value
At December 31, 2013 and 2012, the fair value of our indebtedness was as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$580,215	$585,449	$656,329	$699,903
Senior Unsecured Debt, Net	445,916	482,781	474,150	516,943
Unsecured Credit Facility	173,000	173,000	98,000	98,192
Total	$1,199,131	$1,241,230	$1,228,479	$1,315,038
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured debt was determined by using rates, as advised by our bankers in certain cases, that are based upon recent trades within the same series of the senior unsecured debt, recent trades for senior unsecured debt with comparable maturities, recent trades for fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for our mortgage loans payable, senior unsecured debt and Unsecured Credit Facility was primarily based upon Level 3 inputs.
8. Partners’ Capital
We have issued general partnership units and limited partnership units and preferred general partnership units. The general partnership units resulted from capital contributions from the Company. The limited partnership units are issued in conjunction with the acquisition of certain properties (see discussion below). Subject to certain lock-up periods, holders of limited partner Units of the Operating Partnership can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder’s notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and we intend to continue this practice. If each Unit of the Operating Partnership were redeemed as of December 31, 2013, we could satisfy our redemption obligations by making an aggregate cash payment of approximately $80,223 or by issuing 4,597,313 shares of the Company’s common stock. The preferred general partnership units result from preferred capital contributions from the Company. The preferred general partnership units had an aggregate liquidation priority of $75,000 and $225,000 as of December 31, 2013 and 2012, respectively. We are required to make all required distributions on the preferred general partnership units prior to any distribution of cash or assets to the holders of the Units. The consent of the holder of the limited partnership units is required to alter such holder’s rights as to allocations and distributions, to alter or modify such holder’s rights with respect to redemption, to cause the early termination of the Consolidated Operating Partnership, or to amend the provisions of the partnership agreement which requires such consent.

Preferred Contributions:
On May 27, 2004, the Company issued 50,000 Depositary Shares, each representing 1/100th of a share of the Company’s 6.236%, Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series F Preferred Stock"), at an initial offering price of $1,000.00 per Depositary Share. The net proceeds from the issuance of the Series F Preferred Stock were contributed to us in exchange for 6.236% Series F Cumulative Preferred Units (the "Series F Preferred Units") and are reflected in our financial statements as a general partner preferred unit contribution. Dividends on the Series F Preferred Stock are cumulative from the date of initial issuance and are payable quarterly in arrears. The coupon rate of the Series F Preferred Stock resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury ("CMT") Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the fourth quarter of 2013, the coupon rate was 6.065%. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series F Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series G Preferred Stock (hereinafter defined). The Series F Preferred Stock is redeemable for cash at the Company's option, in whole or in part, at a redemption price of $1,000.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series F Preferred Units have no stated maturity and are not convertible into any other securities of the Company. In October 2008, we entered into an interest rate swap agreement to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of the Series F Preferred Stock, which matured on October 1, 2013 (see Note 16). On February 3, 2014, the Company called for the redemption of the Series F Preferred Stock (see Note 19).
On May 27, 2004, the Company issued 25,000 Depositary Shares, each representing 1/100th of a share of the Company’s 7.236%, Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series G Preferred Stock"), at an initial offering price of $1,000.00 per Depositary Share. The net proceeds from the issuance of the Series G Preferred Stock were contributed to us in exchange for 7.236% Series G Cumulative Preferred Units (the "Series G Preferred Units") and are reflected in our financial statements as a general partner preferred unit contribution. Dividends on the Series G Preferred Stock are cumulative from the date of initial issuance and are payable semi-annually in arrears for the period from the date of original issuance of the Series G Preferred Stock through March 31, 2014 (the "Series G Initial Fixed Rate Period"), commencing on September 30, 2004, at a rate of 7.236% per annum of the liquidation preference (the "Series G Initial Distribution Rate") (equivalent to $72.36 per Depositary Share). On or after March 31, 2014, the Series G Initial Distribution Rate is subject to reset, at the Company’s option, subject to certain conditions and parameters, at fixed or floating rates and periods. Fixed rates and periods will be determined through a remarketing procedure. Floating rates during floating rate periods will equal 2.500% (the initial credit spread), plus the greater of (i) the 3-month LIBOR, (ii) the 10 year Treasury CMT Rate, and (iii) the 30 year Treasury CMT Rate, reseting quarterly. Dividends on the Series G Preferred Stock are payable quarterly in arrears for floating rate periods. With respect to the payment of dividends and amounts upon liquidation, dissolution or winding up, the Series G Preferred Stock ranks senior to payments on the Company’s Common Stock and pari passu with the Company’s Series F Preferred Stock. On or after March 31, 2014, the Series G Preferred Stock is redeemable for cash at the Company's option, in whole or in part, at a redemption price of $1,000.00 per Depositary Share, or $25,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. The Series G Preferred Units have no stated maturity and are not convertible into any other securities of the Company. On February 3, 2014, the Company called for the redemption of the Series G Preferred Stock (see Note 19).
On January 13, 2006, the Company issued 6,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, Series J Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series J Preferred Stock"), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series J Preferred Stock were contributed to us in exchange for 7.25% Series J Cumulative Preferred Units (the "Series J Preferred Units") and are reflected in our financial statements as a general partner preferred unit contribution. The Series J Preferred Stock is redeemable for cash at the Company's option, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $150,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On December 21, 2012, the Company redeemed 2,000,000 Depositary Shares of the Series J Preferred Stock at a redemption price of $25.00 per Depositary Share, and paid a pro-rated fourth quarter dividend of $0.407812 per Depositary Share, totaling $816. An equivalent number of Series J Preferred Units were redeemed on December 21, 2012 as well. One-third of the initial offering costs associated with the issuance of the Series J Preferred Units, as well as costs associated with the partial redemption, totaled $1,804 and are reflected as a deduction from net loss in determining earnings per unit for the year ended December 31, 2012. The remaining 4,000,000 Depositary Shares of the Series J Preferred Stock were redeemed on April 11, 2013, at a redemption price of $25.00 per Depositary Share, and the Company paid a pro-rated second quarter dividend of $0.055382 per Depositary Share, totaling $221. An equivalent number of Series J Preferred Units were redeemed on April 11, 2013 as well. The remaining initial offering costs associated with the issuance of the Series J Preferred Units, as well as costs associated with the redemption, totaled $3,546 and are reflected as a deduction from net income in determining earnings per unit for the year ended December 31, 2013.
On August 21, 2006, the Company issued 2,000,000 Depositary Shares, each representing 1/10,000th of a share of the Company’s 7.25%, Series K Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series K Preferred

Stock"), at an initial offering price of $25.00 per Depositary Share. The net proceeds from the issuance of the Series K Preferred Stock were contributed to us in exchange for 7.25% Series K Cumulative Preferred Units (the "Series K Preferred Units") and are reflected in our financial statements as a general partner preferred unit contribution. The Series K Preferred Stock is redeemable for cash at the Company's option, in whole or in part, at a redemption price equivalent to $25.00 per Depositary Share, or $50,000 in the aggregate, plus dividends accrued and unpaid to the redemption date. On July 18, 2013, the Company fully redeemed the Series K Preferred Stock at a redemption price of $25.00 per Depositary Share, and paid a pro-rated third quarter dividend of $0.090625 per Depositary Share, totaling $181. An equivalent number of Series K Preferred Units were redeemed on July 18, 2013 as well. The initial offering costs associated with the issuance of the Series K Preferred Units, as well as costs associated with the redemption, totaled $2,121 and are reflected as a deduction from net income in determining earnings per share for the year ended December 31, 2013.
The Company has 10,000,000 shares of preferred stock authorized. All series of preferred stock have no stated maturity (although the Company may redeem all such preferred stock on or following their optional redemption dates at its option, in whole or in part).
The following table summarizes the preferred units outstanding at December 31, 2013 and 2012:

	Year Ended 2013		Year Ended 2012
	Units Outstanding	Liquidation Preference	Units Outstanding	Liquidation Preference
Series F Preferred Units	500	$50,000	500	$50,000
Series G Preferred Units	250	$25,000	250	$25,000
Series J Preferred Units	N/A	N/A	400	$100,000
Series K Preferred Units	N/A	N/A	200	$50,000
Unit Contributions
For the years ended December 31, 2013, 2012 and 2011, 105,028, 535,026, and 125,784 limited partnership units, respectively, were converted into an equivalent number of general partnership units, resulting in a reclassification of $996, $4,763 and $1,109, respectively, between Limited Partners Units and General Partner Units.
During the years ended December 31, 2013, 2012 and 2011, the Company issued 8,400,000, 9,400,000 and 17,300,000 shares of the Company’s common stock in an underwritten public offering. Net proceeds to the Company for the years ended December 31, 2013, 2012 and 2011, were $132,050, $116,715 and $201,150, respectively. The proceeds were contributed to us in exchange for Units and are reflected in our financial statements as a general partner contribution.
On February 28, 2011, the Company and the Operating Partnership entered into distribution agreements with sales agents to sell up to 10,000,000 shares of the Company’s common stock, for up to $100,000 aggregate gross sale proceeds, from time to time in "at-the-market" offerings (the "2011 ATM"). During the year ended December 31, 2011, the Company issued 115,856 shares of the Company’s common stock under the 2011 ATM resulting in net proceeds to the Company of $1,391. These net proceeds were contributed to us in exchange for an equivalent number of Units and are reflected in our financial statements as a general partner contribution. On February 29, 2012, we terminated the 2011 ATM in preparation for the commencement of the 2012 ATM (defined hereafter).
On March 1, 2012, the Company and the Operating Partnership entered into distribution agreements with sales agents to sell up to 12,500,000 shares of the Company’s common stock, for up to $125,000 aggregate gross sale proceeds, from time to time in "at-the-market" offerings (the "2012 ATM"). During the years ended December 31, 2013 and 2012, the Company issued 2,315,704 and 1,532,598 shares, respectively, of the Company’s common stock under the 2012 ATM resulting in net proceeds to the Company of $41,735 and $18,063. These net proceeds were contributed to us in exchange for an equivalent number of Units and are reflected in our financial statements as a general partner contribution.
Under the terms of the ATMs, sales are to be made primarily in transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions.

The following table is a roll-forward of the General Partnership and Limited Partnership Units outstanding, including unvested general partner restricted units (see Note 15), for the three years ended December 31, 2013:

General Partnership and Limited Partnership Units Outstanding
Balance at December 31, 2010	74,204,447
Issuance of General Partner Units	17,646,586
Issuance of General Partner Restricted Units	292,339
Repurchase and Retirement of Restricted Units	(98,603)
Balance at December 31, 2011	92,044,769
Issuance of General Partner Units	11,085,905
Issuance of General Partner Restricted Units	565,137
Repurchase and Retirement of Restricted Units	(225,557)
Balance at December 31, 2012	103,470,254
Issuance of General Partner Units	10,853,693
Issuance of General Partner Restricted Units	284,461
Repurchase and Retirement of Restricted Units	(30,245)
Balance at December 31, 2013	114,578,163
Distributions
The coupon rate of our Series F Preferred Units resets every quarter at 2.375% plus the greater of (i) the 30 year Treasury CMT Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the fourth quarter of 2013, the coupon rate was 6.065%. See Note 16 for additional derivative information related to the Series F Preferred Units coupon rate reset.
The following table summarizes distributions accrued during the past three years:

	2013	2012	2011
	Total Distribution *	Total Distribution *	Total Distribution
General Partner/Limited Partner Units	$38,862	$—	$—
Series F Preferred Units	$2,896	$2,728	$3,256
Series G Preferred Units	$1,809	$1,809	$1,809
Series J Preferred Units	$2,034	$10,785	$10,875
Series K Preferred Units	$1,994	$3,625	$3,625
________________________

*
The second quarter 2013 and fourth quarter 2012 distribution related to the redeemed Series J Preferred Units was pro-rated as discussed in the "Preferred Contributions" section. The third quarter 2013 distribution related to the redeemed Series K Preferred Units was pro-rated as discussed in the "Preferred Contributions" section.

9. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss by component and the reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2013:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2012	$(7,008)	$179	$(6,829)
Other Comprehensive Loss Before Reclassifications	—	(60)	(60)
Amounts Reclassified from Accumulated Other Comprehensive Loss	3,527	—	3,527
Net Current Period Other Comprehensive Income (Loss)	3,527	(60)	3,467
Balance as of December 31, 2013	$(3,481)	$119	$(3,362)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements	$2,411	Interest Expense
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	1,116	Loss from Retirement of Debt
	$3,527	Total

10. Supplemental Information to Statements of Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$65,978	$77,795	$95,527
Interest Expense Capitalized in Connection with Development Activity	$2,813	$1,768	$437
Income Taxes Paid (Refunded)	$5,433	$(295)	$1,876
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on General and Limited Partner Units	$9,837	$—	$—
Distribution Payable on Preferred Units	$452	$452	$4,763
Exchange of Limited Partnership Units for General Partnership Units:
Limited Partnership Units	$(996)	$(4,763)	$(1,109)
General Partnership Units	996	4,763	1,109
Total	$—	$—	$—
Property Transfer to Lender in Satisfaction of Non-Recourse Mortgage Loan:
Net Investment in Real Estate	$—	$—	$(3,200)
Prepaid Expenses and Other Assets, Net	—	—	(1,987)
Mortgage Loan Payable, Net	—	—	5,040
Loss from Retirement of Debt	$—	$—	$(147)
Assumption of Indebtedness and Other Liabilities in Real Estate Acquisitions	$483	$12,026	$24,417
Notes Receivable Issued in Conjunction with Certain Property Sales	$12,520	$—	$7,029
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$10,402	$9,584	$6,177
Write-off of Fully Depreciated Assets	$(52,800)	$(39,208)	$(51,434)

11. Earnings Per Unit (EPU)
The computation of basic and diluted EPU is presented below:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Numerator:
Income (Loss) from Continuing Operations	$6,979	$(22,333)	$(31,336)
Gain on Sale of Real Estate, Net of Income Tax Provision	820	3,777	918
Preferred Unit Distributions	(8,733)	(18,947)	(19,565)
Redemption of Preferred Units	(5,667)	(1,804)	—
Loss from Continuing Operations Available to Unitholders	$(6,601)	$(39,307)	$(49,983)
Income from Discontinued Operations	$33,634	$16,138	$21,456
Income from Discontinued Operations Allocable to Participating Securities	$(162)	$—	$—
Income from Discontinued Operations Attributable to Unitholders	$33,472	$16,138	$21,456
Net Income (Loss) Available	$27,033	$(23,169)	$(28,527)
Net Income Allocable to Participating Securities	(162)	—	—
Net Income (Loss) Available to Unitholders	26,871	(23,169)	(28,527)
Denominator:
Weighted Average Units—Basic and Diluted	111,646	96,509	85,913
Basic and Diluted EPU:
Loss from Continuing Operations Available to Unitholders	$(0.06)	$(0.41)	$(0.58)
Income from Discontinued Operations Attributable to Unitholders	$0.30	$0.17	$0.25
Net Income (Loss) Available to Unitholders	$0.24	$(0.24)	$(0.33)
Participating securities include Units that correspond to the Company's 488,861, 288,627 and 673,381 of unvested restricted stock awards outstanding at December 31, 2013, 2012 and 2011, respectively, which participate in non-forfeitable distributions of the Operating Partnership. Under the two class method, participating security holders are allocated income, in proportion to total weighted average units outstanding, based upon the greater of net income (after reduction for preferred unit distributions and redemption of preferred units) or common distributions declared. Since participating security holders are not obligated to share in losses and no common distributions were declared during the years ended December 31, 2012 and 2011, there was no allocation of income to participating security holders for the years ended December 31, 2012 and 2011.
The number of weighted average units—diluted is the same as the number of weighted average units—basic for the years ended December 31, 2013, 2012 and 2011, as the effect of LTIP Unit Awards (as defined in Note 15) which do not participate in non-forfeitable dividends of the Company was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders. The following awards could be dilutive in future periods:

	Number of Awards Outstanding At December 31, 2013	Number of Awards Outstanding At December 31, 2012	Number of Awards Outstanding At December 31, 2011
Non-Participating Securities:
Restricted Unit Awards	73,400	483,500	731,900
Options	—	—	25,201
LTIP Unit Awards	718,960	—	—

12. Income Taxes
The components of income tax benefit (provision) for the years ended December 31, 2013, 2012 and 2011 are comprised of the following:

	2013	2012	2011
Current:
Federal	$231	$(5,210)	$(622)
State	(264)	(253)	(502)
Foreign	—	(10)	(41)
Deferred:
Federal	—	—	(284)
State	36	(49)	(2)
Foreign	—	—	(697)
	$3	$(5,522)	$(2,148)
Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31, 2013 and 2012:

	2013	2012
Impairment of Real Estate	$5,185	$5,519
Foreign Net Operating Loss Carryforward	1,312	854
Valuation Allowance	(5,357)	(5,244)
Other	696	617
Total Deferred Tax Assets, Net of Allowance	$1,836	$1,746
Straight-line Rent	(76)	(91)
Fixed Assets	(1,771)	(1,666)
Other	(122)	(158)
Total Deferred Tax Liabilities	$(1,969)	$(1,915)
Total Net Deferred Tax Liabilities	$(133)	$(169)
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

The income tax benefit (provision) pertaining to income (loss) from continuing operations and gain on sale of real estate differs from the amounts computed by applying the applicable federal statutory rate as follows:

	2013	2012	2011
Tax Benefit (Provision) at Federal Rate Related to Continuing Operations	$286	$557	$(2,162)
State Tax Provision, Net of Federal Benefit (Provision)	(236)	(244)	(521)
Non-deductible Permanent Items, Net	21	32	(54)
IRS Audit Adjustment and Accrued Interest	58	(5,523)	—
Change in Valuation Allowance	(388)	(166)	1,853
Foreign Taxes, Net	—	(10)	(96)
Other	262	(168)	78
Net Income Tax Benefit (Provision)	$3	$(5,522)	$(902)
We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2013, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S., and various states and foreign jurisdictions. In general, the statutes of limitations for income tax returns remain open for the years 2010 through 2013.
IRS Tax Refund
On August 24, 2009, we received a private letter ruling from the IRS granting favorable loss treatment under Sections 331 and 336 of the Code on the tax liquidation of one of our former taxable REIT subsidiaries. On November 6, 2009, legislation was signed that allowed businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years. As a result, we received a refund from the IRS of $40,418 in the fourth quarter of 2009 (the "Refund") in connection with this tax liquidation. The IRS examination team, which is required by statute to review all refund claims in excess of $2,000 on behalf of the Joint Committee on Taxation, indicated to us that it disagreed with certain of the property valuations we obtained from an independent valuation expert in support of our fair value of the liquidated taxable REIT subsidiary and our claim for the Refund. During the year ended December 31, 2012, we reached an agreement with the regional office of the IRS on a proposed adjustment to the Refund. The total agreed-upon adjustment to taxable income was $13,700, which equates to $4,806 of taxes owed. We were also required to pay accrued interest of approximately $500. During the year ended December 31, 2012, the Operating Partnership recorded a charge for the agreed-upon adjustment and the related estimated accrued interest which was reflected as a component of income tax expense. During the year ended December 31, 2013, the settlement amount was approved by the Joint Committee on Taxation and we paid the agreed upon taxes and related accrued interest.
As a result of the Joint Committee on Taxation's approval during 2013, we entered into closing agreements with the IRS that determined the timing of the settlement on the tax characterization of the limited partners of the Operating Partnership and the stockholders of the Company. Pursuant to these closing agreements, $8,238 of the preferred stock distributions for the year ended December 31, 2012 are taxable as capital gain.
13. Restructuring Costs
We committed to a plan to reduce organizational and overhead costs in October 2008 and had subsequently modified that plan during 2011 with the goal of further reducing those costs. During the year ended December 31, 2011, we recognized $1,553 in restructuring costs, of which $1,200 related to the termination of certain office leases and $353 related to other expenses. At December 31, 2013 and 2012, $1,130 and $1,464, respectively, relating to unpaid restructuring expense was included in accounts payable, accrued expenses and other liabilities.

14. Future Rental Revenues
Our properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2013 are approximately as follows:

2014	$212,995
2015	186,527
2016	150,716
2017	121,437
2018	92,209
Thereafter	254,896
Total	$1,018,780
15. Stock Based Compensation
The Company maintains five stock incentive plans, (the "Stock Incentive Plans") which are administered by the Company’s Compensation Committee of the Board of Directors. There are 11,500,000 shares of the Company’s common stock authorized for issuance under the Stock Incentive Plans. Only officers, certain employees, the Company’s Independent Directors and our affiliates generally are eligible to participate in the Stock Incentive Plans.
The Stock Incentive Plans authorize (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, (ii) the grant of stock options that do not so qualify, (iii) restricted stock/unit awards (including awards subject to performance conditions), and (iv) dividend equivalent rights. The exercise price of the stock options is determined by the Company’s Compensation Committee. Special provisions apply to awards granted under the Stock Incentive Plans in the event of a change in control in the Consolidated Operating Partnership. As of December 31, 2013, awards covering 373,243 shares of common stock were available to be granted under the Stock Incentive Plans.
In September 1994, the Company’s Board of Directors approved and the Company adopted a 401(k)/Profit Sharing Plan. Under the Company’s 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions. The Company may make, but are not required to make, matching contributions, which are funded by the Operating Partnership. For the years ended December 31, 2013, 2012 and 2011, matching contributions of $300, $284 and $197, respectively, were recorded.
For the years ended December 31, 2013, 2012 and 2011, we awarded 284,461, 565,137 and 292,339 shares, respectively, of restricted stock awards to certain employees, which had a fair value of $4,719, $7,065 and $3,248 on the date of approval by the Compensation Committee of the Board of Directors and/or the Board of Directors. We issued Units to the Company in the same amounts. These restricted stock awards generally vest over a period of three years. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of the share. If vesting of a recipient's restricted stock awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During the years ended December 31, 2013 and 2012, we recognized $1,008 and $3,649 of compensation expense related to restricted stock awards granted to our Chief Executive Officer for which future service was not required.
The Board of Directors adopted the 2013 Long-Term Incentive Program ("LTIP") and effective July 1, 2013, certain officers and employees were granted 718,960 performance units ("LTIP Unit Awards"). The LTIP Unit Awards had a fair value of $5,411 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of our common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The TSR for half of the granted units is calculated based upon the performance from July 1, 2013 through June 30, 2014 and the other half is calculated based upon the performance from July 1, 2013 through December 31, 2015. Compensation expense will be charged to earnings on a straight-line basis over the respective performance periods. At the end of the respective performance periods, each participant will be issued shares of our common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on our TSR as compared to the TSR of the MSCI US REIT Index and the NAREIT Industrial Index. The participants will also be entitled to dividend equivalents for shares issued pursuant to vested LTIP Unit Awards, of which dividend equivalents represent any common dividends that would have been paid with respect to such issued shares after the grant of the LTIP Unit Awards and prior to the date of settlement.

As mentioned above, the fair value of the LTIP Unit Awards at issuance was determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation using the following assumptions:

Expected dividend yield	2.22%
Expected volatility - range used	24.28% - 34.66%
Expected volatility - weighted average	30.61%
Risk-free interest rate	0.03% - 0.71%
Expected term	1 - 2.5 years
For the years ended December 31, 2013, 2012 and 2011, we recognized $6,202, $8,559 and $3,759 in amortization related to restricted stock and unit awards and LTIP Unit Awards, of which $34, $21 and $0, respectively, was capitalized in connection with development activities. At December 31, 2013, we had $7,319 in unrecognized compensation related to unvested restricted stock and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.83 years.
Restricted stock and unit award and LTIP Unit Award transactions for the year ended December 31, 2013 are summarized as follows:

	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012 (Restricted Stock and Unit)	772,127	$7.02
Issued (Restricted Stock and Unit and LTIP Unit Award)	1,003,421	$10.10
Forfeited (Restricted Stock and Unit)	(201,719)	$4.58
Vested (Restricted Stock and Unit)	(292,608)	$7.41
Outstanding at December 31, 2013 (Restricted Stock and Unit and LTIP Unit Award)	1,281,221	$9.72
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
Our Series F Preferred Units are subject to a coupon rate reset. The coupon rate resets every quarter at 2.375% plus the greater of i) the 30 year Treasury CMT Rate, ii) the 10 year Treasury CMT Rate or iii) 3-month LIBOR. For the fourth quarter of 2013, the new coupon rate was 6.065%. In October 2008, we entered into an interest rate swap agreement with a notional value of $50,000 to mitigate our exposure to floating interest rates related to the forecasted reset rate of the coupon rate of our Series F Preferred Units (the "Series F Agreement"). This Series F Agreement fixes the 30 year Treasury CMT rate at 5.2175%. Accounting guidance for derivatives does not permit hedge accounting treatment related to equity instruments and therefore the mark-to-market gains or losses related to this agreement are recorded in the statement of operations. For the years ended December 31, 2013 and 2012, gains of $52 and losses of $328, respectively, are recognized as mark-to-market gain (loss) on interest rate protection agreements. Quarterly payments are treated as a component of the mark-to-market gains or losses and totaled $774 and $1,169 for the years ended December 31, 2013 and 2012, respectively. The Series F Agreement matured on October 1, 2013.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income ("OCI") and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $1,358 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods.

The following is a summary of the terms of our Series F Agreement and its fair value, which is included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets:

Hedge Product	Notional Amount	Strike	Trade Date	Maturity Date	Fair Value As of December 31, 2013	Fair Value As of December 31, 2012
Derivatives Not Designated as Hedging Instruments:
Series F Agreement*	$50,000	5.2175%	October 1, 2008	October 1, 2013	N/A	$(826)
_________________________

*	Fair value excludes quarterly settlement payment due on Series F Agreement. As of December 31, 2012, the outstanding payable was $305.
The following is a summary of the impact of the derivatives in cash flow hedging relationships on the statements of operations and the statements of OCI for the years ended December 31, 2013 and 2012:

		Year Ended
Interest Rate Products	Location on Statement	December 31, 2013	December 31, 2012
Amortization Reclassified from OCI into Income (Loss)	Interest Expense	$(2,411)	$(2,271)
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
The following table sets forth our financial liability related to the Series F Agreement that is accounted for at fair value on a recurring basis as of December 31, 2012:

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
 ________________
(A) Represents the forward 30 year Treasury CMT Rate.
(B) Represents credit default swap spread curve used in the valuation analysis at December 31, 2012.
The valuation of the Series F Agreement was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the instrument. This analysis reflected the contractual terms of the agreement including the period to maturity. In adjusting the fair value of the Series F Agreement for the effect of nonperformance risk, we had considered the impact of netting and any applicable credit enhancement. To comply with the provisions of fair value measurement, we calculated a credit valuation adjustment to appropriately reflect both our own nonperformance risk and our counterparty’s nonperformance risk in the fair value measurements. We considered the Series F Agreement to be classified as Level 3 in the fair value hierarchy due to a significant number of unobservable inputs. The Series

F Agreement swapped a fixed rate of 5.2175% for floating rate payments based on 30 year Treasury CMT rate. No market observable prices exist for long dated Treasuries. Therefore, we have classified the Series F Agreement in its entirety as Level 3.
The following table presents a reconciliation of our liability classified as Level 3 at December 31, 2013 and 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Ending Liability Balance at December 31, 2011	$(1,667)
Mark-to-Market of the Series F Agreement	841
Ending Liability Balance at December 31, 2012	$(826)
Mark-to-Market of the Series F Agreement	826
Ending Liability Balance at December 31, 2013	$—
17. Related Party Transactions
At December 31, 2013 and 2012, we had payable balances of $1,799 and $3,761, respectively, to wholly owned entities of the Company.
18. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
Three properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price in excess of our depreciated cost of the asset. We have no notice of any exercise of any tenant purchase option.
At December 31, 2013, we had an outstanding letter of credit and performance bonds in the aggregate amount of $6,102.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial buildings. At December 31, 2013, we have three industrial buildings totaling approximately 0.8 million square feet of GLA that are under construction. The estimated total construction costs as of December 31, 2013, are approximately $49,200 (unaudited). Of this amount, approximately $23,900 (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.

Ground and Operating Lease Agreements
For the years ended December 31, 2013, 2012 and 2011, we recognized $1,440, $1,565 and $1,955, respectively, in operating and ground lease expense.
Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which we are the lessee as of December 31, 2013 are as follows:

2014	$1,824
2015	1,660
2016	1,673
2017	1,702
2018	1,100
Thereafter	25,117
Total*	$33,076
___________________

*	Minimum rental payments have not been reduced by minimum sublease rentals of $6,832 due in the future under non-cancelable subleases.
19. Subsequent Events
From January 1, 2014 to February 27, 2014, we acquired one industrial property for a purchase price of approximately $13,400, excluding costs incurred in conjunction with the acquisition and we sold one industrial property for approximately $1,335. Additionally, in January 2014 the 2003 Net Lease Joint Venture sold two industrial properties (see Note 6).
On January 29, 2014, we entered into a $200,000 unsecured loan with a seven-year term. The loan features interest-only payments and initially bears an interest rate of LIBOR plus 175 basis points. The rate is subject to adjustment based on our leverage ratio or credit ratings. We also entered into interest rate swap agreements, with an aggregate notional value of $200,000, to convert the term loan's LIBOR rate to a fixed rate of approximately 4.04% per annum, based on the loan's current spread.
On February 3, 2014, the Company announced that it will redeem all 50,000 Depositary Shares of its Series F Preferred Stock. The redemption price will be $1,000.00 per Depositary Share, or $50,000, plus all accumulated and unpaid distributions to and including the date of redemption, March 6, 2014. The Company also announced that it will redeem all 25,000 Depositary Shares of its Series G Preferred Stock. The redemption price will be $1,000.00 per Depositary Share, or $25,000 plus all accumulated and unpaid distributions to and including the date of redemption, March 31, 2014. An equivalent number of Series F Preferred Units and Series G Preferred Units will also be redeemed on the respective redemption dates.

20. Quarterly Financial Information (unaudited)
The following tables summarize our quarterly financial information. The first, second and third fiscal quarters of 2013 and all fiscal quarters in 2012 have been revised in accordance with guidance on accounting for discontinued operations.
Net (Loss) Income Available to Unitholders and Participating Securities and basic and diluted EPU from Net (Loss) Income Available to Unitholders have not been affected.

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$71,146	$72,376	$71,454	$73,960
Equity in Income of Other Real Estate Partnerships	2,172	2,399	4,546	2,486
Equity in Income of Joint Ventures	20	27	72	17
Income (Loss) from Continuing Operations	979	(1,193)	4,337	2,856
(Loss) Income from Discontinued Operations	(2,369)	12,586	4,180	19,237
Gain on Sale of Real Estate, Net of Income Tax	262	—	221	337
Net (Loss) Income	(1,128)	11,393	8,738	22,430
Preferred Unit Distributions	(3,837)	(2,277)	(1,392)	(1,227)
Redemption of Preferred Units	—	(3,546)	(2,121)	—
Net (Loss) Income Available to Unitholders and Participating Securities	(4,965)	5,570	5,225	21,203
Income from Continuing Operations Allocable to Participating Securities	(36)	—	(8)	(8)
Income from Discontinued Operations Allocable to Participating Securities	—	(42)	(34)	(83)
Net (Loss) Income Available to Unitholders	$(5,001)	$5,528	$5,183	$21,112
Basic Earnings Per Unit:
(Loss) Income from Continuing Operations Available to Unitholders	$(0.03)	$(0.06)	$0.01	$0.02
(Loss) Income from Discontinued Operations Attributable to Unitholders	$(0.02)	$0.11	$0.03	$0.17
Net (Loss) Income Available to Unitholders	$(0.05)	$0.05	$0.04	$0.19
Diluted Earnings Per Unit:
(Loss) Income from Continuing Operations Available to Unitholders	$(0.03)	$(0.06)	$0.01	$0.01
(Loss) Income from Discontinued Operations Attributable to Unitholders	$(0.02)	$0.11	$0.03	$0.17
Net (Loss) Income Available to Unitholders	$(0.05)	$0.05	$0.04	$0.18
Weighted Average Units —Basic	105,477	112,808	114,089	114,089
LTIP Unit Awards	—	—	407	485
Weighted Average Units —Diluted	105,477	112,808	114,496	114,574

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$67,696	$68,909	$67,313	$71,525
Equity in Income of Other Real Estate Partnerships	1,098	2,468	1,946	2,244
Equity in Income of Joint Ventures	91	37	28	1,403
Loss from Continuing Operations	(5,123)	(13,374)	(370)	(3,466)
Income from Discontinued Operations	6,227	3,030	5,786	1,095
Gain on Sale of Real Estate	—	—	3,777	—
Net Income (Loss)	1,104	(10,344)	9,193	(2,371)
Preferred Unit Distributions	(4,762)	(4,798)	(4,725)	(4,662)
Redemption of Preferred Units	—	—	—	(1,804)
Net (Loss) Income Available to Unitholders and Participating Securities	(3,658)	(15,142)	4,468	(8,837)
Income from Discontinued Operations Allocable to Participating Securities	—	—	(34)	—
Net (Loss) Income Available to Unitholders	$(3,658)	$(15,142)	$4,434	$(8,837)
Basic and Diluted Earnings Per Unit:
Loss from Continuing Operations Available to Unitholders	$(0.11)	$(0.19)	$(0.01)	$(0.10)
Income from Discontinued Operations Attributable to Unitholders	$0.07	$0.03	$0.06	$0.01
Net (Loss) Income Available to Unitholders	$(0.04)	$(0.16)	$0.05	$(0.09)
Weighted Average Units —Basic and Diluted	91,811	93,106	98,432	102,599

Independent Auditor’s Report
To the Partners of
First Industrial Pennsylvania, L.P.:

We have audited the accompanying consolidated financial statements of First Industrial Pennsylvania, L.P. and its subsidiaries, which comprise the consolidated balance sheets as of December 31, 2013 and December 31, 2012, and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2013.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to First Industrial Pennsylvania, L.P.'s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of First Industrial Pennsylvania, L.P.'s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Industrial Pennsylvania, L.P. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in accordance with accounting principles generally accepted in the United States of America.
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2014

FIRST INDUSTRIAL PENNSYLVANIA, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Assets:
Investment in Real Estate:
Land	$47,629	$47,665
Buildings and Improvements	93,459	71,983
Construction in Progress	1,815	6,840
Less: Accumulated Depreciation	(21,788)	(22,096)
Net Investment in Real Estate	121,115	104,392
Cash and Cash Equivalents	349	371
Tenant Accounts Receivable, Net	438	167
Related Party Notes Receivable	119,364	142,982
Deferred Rent Receivable, Net	3,000	2,780
Deferred Financing Costs, Net	199	242
Deferred Leasing Intangibles, Net	2,396	2,764
Prepaid Expenses, Accrued Interest Income and Other Assets, Net	1,579	1,480
Total Assets	$248,440	$255,178
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$34,188	$34,845
Accounts Payable, Accrued Expenses and Other Liabilities	5,335	3,264
Deferred Leasing Intangibles, Net	—	58
Rents Received in Advance and Security Deposits	1,106	1,195
Total Liabilities	40,629	39,362
Commitments and Contingencies	—	—
Partners’ Capital	207,811	215,816
Total Liabilities and Partners’ Capital	$248,440	$255,178
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL PENNSYLVANIA, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
Revenues:
Rental Income	$9,987	$10,138	$10,204
Tenant Recoveries and Other Income	3,050	2,922	3,063
Total Revenues	13,037	13,060	13,267
Expenses:
Property Expenses	3,970	3,451	3,280
Impairment of Real Estate	—	—	(595)
Depreciation and Other Amortization	3,917	4,811	4,104
Total Expenses	7,887	8,262	6,789
Other Income (Expense):
Related Party Interest Income and Facility Fee Income	5,065	7,825	11,679
Interest Expense	(904)	(1,506)	(1,431)
Amortization of Deferred Financing Costs	(43)	(43)	(34)
Foreign Currency Remeasurement Loss	—	—	(658)
Total Other Income (Expense)	4,118	6,276	9,556
Income from Continuing Operations	9,268	11,074	16,034
Discontinued Operations:
Gain on Sale of Real Estate	—	—	500
Income from Discontinued Operations	—	—	500
Gain on Sale of Real Estate	62	—	44
Net Income	$9,330	$11,074	$16,578
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL PENNSYLVANIA, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Total
(In thousands)
Balance at December 31, 2010 (Unaudited)	$332,095
Contributions	16,020
Distributions	(164,897)
Net Income	16,578
Balance at December 31, 2011	$199,796
Contributions	33,938
Distributions	(28,992)
Net Income	11,074
Balance at December 31, 2012	$215,816
Contributions	31,685
Distributions	(49,020)
Net Income	9,330
Balance at December 31, 2013	$207,811
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL PENNSYLVANIA, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,330	$11,074	$16,578
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	3,232	3,927	2,771
Amortization of Deferred Financing Costs	43	43	34
Other Amortization	682	879	1,377
Impairment of Real Estate	—	—	(595)
Foreign Currency Remeasurement Loss	—	—	658
Provision for (Reversal of) Bad Debt	7	22	(11)
Gain on Sale of Real Estate	(62)	—	(544)
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses, Accrued Interest Income and Other Assets, Net	(235)	1,444	1,503
Increase in Deferred Rent Receivable	(220)	(196)	(348)
Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	69	67	69
Net Cash Provided by Operating Activities	12,846	17,260	21,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Real Estate	—	(6,887)	—
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(18,592)	(3,861)	(3,351)
Net Proceeds from Sales of Investment in Real Estate	98	—	1,054
Repayments of Related Party Notes Receivable	24,425	9,699	112,186
Funding of Related Party Notes Receivable	(807)	(20,773)	(5,299)
Net Cash Provided by (Used in) Investing Activities	5,124	(21,822)	104,590
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions	31,685	33,938	16,020
Distributions	(49,020)	(28,992)	(164,897)
Debt Issuance Costs	—	—	(188)
Proceeds from Origination of Mortgage Loans Payable	—	—	22,898
Repayments on Mortgage Loans Payable	(657)	(626)	(413)
Net Cash (Used in) Provided by Financing Activities	(17,992)	4,320	(126,580)
Net Decrease in Cash and Cash Equivalents	(22)	(242)	(498)
Cash and Cash Equivalents, Beginning of Year	371	613	1,111
Cash and Cash Equivalents, End of Year	$349	$371	$613
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL PENNSYLVANIA, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

1.	Organization and Formation of Partnership
First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 96.0% and 95.5% partnership interest at December 31, 2013 and 2012, respectively. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 4.0% and 4.5% interest in the Operating Partnership at December 31, 2013 and 2012, respectively.
The Operating Partnership owns a 99.72% limited partnership interest in First Industrial Pennsylvania, L.P. The general partner of First Industrial Pennsylvania, L.P. is a separate corporation, with a 0.28% general partnership interest in First Industrial Pennsylvania, L.P. The general partner of First Industrial Pennsylvania, L.P. is a wholly-owned subsidiary of the Company.
As of December 31, 2013, First Industrial Pennsylvania, L.P. owned 18 industrial properties, containing an aggregate of approximately 2.8 million square feet of GLA and several land parcels aggregating to 297 acres. Two separate land parcels, aggregating to 237 acres, are leased to a tenant under non-cancelable ground leases.
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

2.	Basis of Presentation and Summary of Significant Accounting Policies
The consolidated financial statements at December 31, 2013 and 2012 and for each of the years ended December 31, 2013, 2012 and 2011 include the accounts and operating results of First Industrial Pennsylvania, L.P. and its wholly owned subsidiaries.
In order to conform with generally accepted accounting principles, management, in preparation of First Industrial Pennsylvania, L.P.’s financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2013 and 2012, and the reported amounts of revenues and expenses for each of the years ended December 31, 2013, 2012 and 2011. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.
Investment in Real Estate and Depreciation
Investment in Real Estate is carried at cost, less accumulated depreciation and amortization. First Industrial Pennsylvania, L.P. reviews its properties on a continuous basis for impairment and provides a provision if impairments exist. To determine if an impairment may exist, First Industrial Pennsylvania, L.P. reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy or decline in general market conditions). If further assessment of recoverability is needed, First Industrial Pennsylvania, L.P. estimates the future net cash flows expected to result from the use of the property and its eventual disposition on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property on an individual property basis, First Industrial Pennsylvania, L.P. will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, First Industrial Pennsylvania, L.P. ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and as a result, First Industrial Pennsylvania, L.P. decides not to sell a property previously classified as held for sale, First Industrial Pennsylvania, L.P. will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. First Industrial Pennsylvania, L.P. classifies properties as held for sale when all criteria within the Financial Accounting Standards Board’s (the "FASB") guidance on the impairment or disposal of long-lived assets are met.
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
Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	7 to 40
Land Improvements	13 to 20
Tenant Improvements	Shorter of Lease Term or Useful Life
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
Deferred Leasing Intangibles, net of accumulated amortization included in First Industrial Pennsylvania, L.P.’s total assets and total liabilities consist of the following:

	December 31, 2013	December 31, 2012
In-Place Leases	$994	$1,188
Above Market Leases	975	1,042
Tenant Relationships	427	534
Total Included in Total Assets, Net of $1,682 and $2,098 of Accumulated Amortization	$2,396	$2,764
Below Market Leases	$—	$58
Total Included in Total Liabilities, Net of $0 and $346 of Accumulated Amortization	$—	$58

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles was $301, $458 and $974 for the years ended December 31, 2013, 2012 and 2011, respectively. Rental revenues (decreased) increased by $(9), $15 and $(34) related to amortization of above/(below) market leases for the years ended December 31, 2013, 2012 and 2011, respectively. First Industrial Pennsylvania, L.P. will recognize net amortization expense related to the deferred leasing intangibles over the next five years, for properties owned as of December 31, 2013 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Decrease to Rental Revenues Related to Above Market Leases
2014	$183	$66
2015	$171	$66
2016	$138	$66
2017	$124	$66
2018	$89	$66
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $134 and $91 at December 31, 2013 and 2012, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.
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
First Industrial Pennsylvania, L.P. provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $21 and $24 as of December 31, 2013 and 2012, respectively. For accounts receivable First Industrial Pennsylvania, L.P. deems uncollectible, First Industrial Pennsylvania, L.P. uses the direct write-off method.
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
Related Party Notes Receivable
Related Party Notes Receivable are comprised of a revolving secured note receivable and a revolving unsecured note receivable. The notes receivable are recorded at fair value at the time of issuance. Interest income is accrued as earned. Notes receivable are considered past due when a contractual payment is not remitted in accordance with the terms of the note agreement. On a quarterly basis, First Industrial Pennsylvania, L.P. evaluates the collectability of each note receivable based on various factors which may include payment history, expected fair value of the collateral, to the extent applicable, on the loan and internal credit information. A loan is considered impaired when, based upon current information and events, it is probable that First Industrial Pennsylvania, L.P. will be unable to collect all amounts due under the existing contractual terms. When a loan is considered impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the note receivable to the present value of expected future cash flows. Since First Industrial Pennsylvania, L.P.’s notes receivable are collateralized by a first mortgage, the loans have risk characteristics similar to the risks in owning commercial real estate.
Fair Value of Financial Instruments
First Industrial Pennsylvania, L.P.’s financial instruments include tenant accounts receivable, related party notes receivable, accounts payable, other accrued expenses and mortgage loans payable. The fair values of tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values. See Note 5 for the fair values of the mortgage loans payable and see Note 3 for the fair value of the related party notes receivable.
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
On July 1, 2009, the Operating Partnership contributed and assigned to First Industrial Pennsylvania, L.P. title and interest in a revolving secured note receivable (the "Related Party Secured Note Receivable") in exchange for an increased ownership interest in First Industrial Pennsylvania, L.P. Concurrent with the contribution on July 1, 2009, the terms of the Related Party Secured Note Receivable were restated and amended. The Related Party Secured Note Receivable has a lending capacity of $550,000, subject to certain restrictions, earns interest at a variable rate equal to the Bank Prime Rate plus 2% and matured on September 1, 2012. On September 1, 2012, First Industrial Pennsylvania, L.P. amended and restated the Related Party Secured Note Receivable. The amendment extended the maturity date of the Related Party Secured Note Receivable to September 1, 2015 and amended the variable interest rate to be equal to the one month term LIBOR rate, as of two business days prior to each calendar month end, plus 2.60%. The Related Party Secured Note Receivable also earns a quarterly facility fee equal to 0.25% per annum of $550,000. The borrowers on the Related Party Secured Note Receivable are two subsidiaries of the Operating Partnership (the "Related Party Borrowers"). The Related Party Borrowers are 100% directly or indirectly owned by the Operating Partnership. As of December 31, 2013, the Related Party Secured Note Receivable was collateralized by industrial properties with a net carrying value of $139,834.
On July 1, 2009, the Operating Partnership also contributed and assigned to First Industrial Pennsylvania, L.P. title and interest in a revolving unsecured note receivable (the "Related Party Unsecured Note Receivable") in exchange for an increased ownership interest in First Industrial Pennsylvania, L.P. Concurrent with the contribution on July 1, 2009, the terms of the Related Party Unsecured Note Receivable were restated and amended. The Related Party Unsecured Note Receivable allowed for a lending capacity of $100,000 and allowed for loans in Canadian dollars. All loans denominated in US dollars earned interest at a variable rate equal to the Bank Prime Rate plus 3.0% and all loans denominated in Canadian dollars earned interest at a variable rate equal to the CDOR rate plus 3.0%. The Related Party Unsecured Note Receivable matured on July 1, 2012. The Related Party Borrowers are the same borrowers on the Related Party Unsecured Note Receivable.
At December 31, 2013 and 2012, the fair value of the Related Party Secured Note Receivable was $119,364 and $145,201, respectively. The fair value of the Related Party Secured Note Receivable was determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities. The current market rates utilized were internally estimated. First Industrial Pennsylvania, L.P. has concluded that its determination of fair value for the Related Party Secured Note Receivable was primarily based upon Level 3 inputs.

4.	Investment in Real Estate
Sales and Discontinued Operations
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
In 2013 and 2012, First Industrial Pennsylvania, L.P. did not sell any industrial properties.

The following table discloses certain information regarding the industrial properties included in discontinued operations by First Industrial Pennsylvania, L.P. for the year ended December 31, 2011.

Year Ended December 31, 2011
Gain on Sale of Real Estate	$500
Income from Discontinued Operations	$500
Impairment Charges
During the year ended December 31, 2011, First Industrial Pennsylvania, L.P. recorded the following net non-cash reversal of impairment charges:

Year Ended December 31, 2011
Land Parcels—Not Held for Sale	$(595)
Impairment—Continuing Operations	$(595)
The impairment charges for assets not held for sale are calculated as the difference between the carrying value of the properties and land parcels and the estimated fair value. The impairment reversal of $595 recorded during the year ended December 31, 2011 was due to the reversal of estimated closing costs related to a land parcel that no longer met the criteria to be classified as held for sale at December 31, 2011.
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
The fair market value of the land parcel was determined using internal valuations of real estate. Management reviewed and considered older comparable transactions and adjusted upward or downward to reflect management’s assumptions about current market conditions.
The impairment reversal recorded during the year ended December 31, 2011, represents fair value measurements recorded on a non-recurring basis. The valuation techniques utilized by management to determine the fair value measurements would be considered Level 3 in the fair value hierarchy. The asset was recorded at carrying value at December 31, 2011.

5.	Indebtedness

	Outstanding Balance at		Interest Rate at December 31, 2013	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2013	December 31, 2012
Mortgage Loans Payable	$34,188	$34,845	4.45% – 7.50%	4.45% – 7.50%	May 2016 – October 2020
As of December 31, 2013, mortgage loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $32,397. First Industrial Pennsylvania, L.P. believes it was in compliance with all covenants relating to mortgage loans payable as of December 31, 2013.
The following is a schedule of the stated maturities and scheduled principal payments of mortgage loans payable for the next five years ending December 31, and thereafter:

Amount
2014	$690
2015	725
2016	2,203
2017	754
2018	20,447
Thereafter	9,369
Total	$34,188
At December 31, 2013 and 2012, the fair value of mortgage loans payable was as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable	$34,188	$34,389	$34,845	$36,655
The fair values of the mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities. The current market rates utilized were internally estimated. First Industrial Pennsylvania, L.P. has concluded that its determination of fair value for the mortgage loans payable was primarily based upon Level 3 inputs.

6.	Supplemental Information to Statements of Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$907	$1,509	$1,350
Interest Expense Capitalized in Connection with Development Activity	$798	$228	$—
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$4,633	$2,698	$61
Write-off of Fully Depreciated Assets	$(4,698)	$(2,048)	$(3,369)

7.	Future Rental Revenues
First Industrial Pennsylvania, L.P.’s properties are leased to tenants under net and semi-net operating leases. Minimum lease payments, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2013 are approximately as follows:

2014	$8,936
2015	6,445
2016	4,924
2017	3,596
2018	3,022
Thereafter	26,273
Total	$53,196
Credit Risk
For the years ended December 31, 2013, 2012 and 2011, ADESA accounted for 22.2%, 21.9% and 21.7% of rental revenues, respectively.

8.	Related Party Transactions
At December 31, 2013 and 2012, First Industrial Pennsylvania, L.P. had receivable balances of $119,635 and $143,287, respectively, from wholly owned entities of the Company and the Operating Partnership. The receivable balances include the related party notes receivable and accrued interest income.

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
At December 31, 2013, we had outstanding performance bonds in the aggregate amount of $1,953.

10.	Subsequent Events
Subsequent events were evaluated through February 27, 2014 and it was determined that there were no events that required disclosure within these financial statements.

Independent Auditor’s Report
To the Partners of
The Combined Partnerships:

We have audited the accompanying combined financial statements of the Combined Partnerships and their subsidiaries, which comprise the combined balance sheet as of December 31, 2013, and the related combined statements of operations, changes in partners’ capital and cash flows for the year then ended.

Management's Responsibility for the Combined Financial Statements

Management is responsible for the preparation and fair presentation of the combined financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of combined financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on the combined financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the combined financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the combined financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Combined Partnerships' preparation and fair presentation of the combined financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Combined Partnerships' internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Combined Partnerships and its subsidiaries at December 31, 2013 and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2014

THE COMBINED PARTNERSHIPS
COMBINED BALANCE SHEETS

	December 31, 2013	December 31, 2012 (Unaudited)

ASSETS
Assets:
Investment in Real Estate:
Land	$22,544	$22,725
Buildings and Improvements	85,845	88,382
Less: Accumulated Depreciation	(35,870)	(34,684)
Net Investment in Real Estate	72,519	76,423
Cash and Cash Equivalents	158	166
Tenant Accounts Receivable, Net	277	338
Deferred Rent Receivable, Net	1,995	1,989
Deferred Financing Costs, Net	333	410
Deferred Leasing Intangibles, Net	753	926
Prepaid Expenses and Other Assets, Net	2,250	2,234
Total Assets	$78,285	$82,486
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$32,835	$33,412
Accounts Payable, Accrued Expenses and Other Liabilities	1,737	1,809
Deferred Leasing Intangibles, Net	1,748	1,867
Rents Received in Advance and Security Deposits	1,160	1,137
Total Liabilities	37,480	38,225
Commitments and Contingencies	—	—
Partners’ Capital	40,805	44,261
Total Liabilities and Partners’ Capital	$78,285	$82,486
The accompanying notes are an integral part of the combined financial statements.

THE COMBINED PARTNERSHIPS
COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012 (Unaudited)	Year Ended December 31, 2011 (Unaudited)
	(In thousands)
Revenues:
Rental Income	$10,486	$9,998	$10,421
Tenant Recoveries and Other Income	2,885	3,077	2,928
Total Revenues	13,371	13,075	13,349
Expenses:
Property Expenses	3,946	4,038	4,338
Depreciation and Other Amortization	4,037	4,685	4,631
Total Expenses	7,983	8,723	8,969
Other Income (Expense):
Interest Expense	(1,585)	(1,531)	(1,060)
Amortization of Deferred Financing Costs	(77)	(75)	(57)
Loss from Retirement of Debt	—	—	(160)
Total Other Income (Expense)	(1,662)	(1,606)	(1,277)
Income from Continuing Operations	3,726	2,746	3,103
Discontinued Operations:
Income Attributable to Discontinued Operations	187	206	246
Gain on Sale of Real Estate	1,632	—	—
Income from Discontinued Operations	1,819	206	246
Net Income	$5,545	$2,952	$3,349
The accompanying notes are an integral part of the combined financial statements.

THE COMBINED PARTNERSHIPS
COMBINED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Total
(In thousands)
Balance at December 31, 2010 (Unaudited)	$75,595
Contributions (Unaudited)	10,657
Distributions (Unaudited)	(40,541)
Net Income (Unaudited)	3,349

Balance at December 31, 2011 (Unaudited)	$49,060
Contributions (Unaudited)	9,062
Distributions (Unaudited)	(16,813)
Net Income (Unaudited)	2,952

Balance at December 31, 2012 (Unaudited)	$44,261
Contributions	3,152
Distributions	(12,153)
Net Income	5,545

Balance at December 31, 2013	$40,805

The accompanying notes are an integral part of the combined financial statements.

THE COMBINED PARTNERSHIPS
COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012 (Unaudited)	Year Ended December 31, 2011 (Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,545	$2,952	$3,349
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	3,473	3,967	3,794
Amortization of Deferred Financing Costs	77	75	57
Other Amortization	550	817	889
(Reversal of) Provision for Bad Debt	(10)	43	(23)
Gain on Sale of Real Estate	(1,632)	—	—
Loss from Retirement of Debt	—	—	160
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(131)	(267)	71
Increase in Deferred Rent Receivable	(212)	(74)	(88)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(158)	390	247
Prepayment Penalties Associated with Retirement of Debt	—	—	(74)
Net Cash Provided by Operating Activities	7,502	7,903	8,382
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Investment in Real Estate and Lease Costs	(1,558)	(3,249)	(1,918)
Net Proceeds from Sales of Investment in Real Estate	3,626	—	—
Net Cash Provided by (Used in) Investing Activities	2,068	(3,249)	(1,918)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions	3,152	9,062	10,657
Distributions	(12,153)	(16,813)	(40,541)
Debt Issuance Costs	—	(34)	(405)
Proceeds from Origination of Mortgage Loans Payable	—	3,038	27,481
Repayments on Mortgage Loans Payable	(577)	(513)	(3,932)
Net Cash Used in Financing Activities	(9,578)	(5,260)	(6,740)
Net Decrease in Cash and Cash Equivalents	(8)	(606)	(276)
Cash and Cash Equivalents, Beginning of Year	166	772	1,048
Cash and Cash Equivalents, End of Year	$158	$166	$772
The accompanying notes are an integral part of the combined financial statements.

THE COMBINED PARTNERSHIPS
NOTES TO COMBINED FINANCIAL STATEMENTS
(In thousands)

1.	Organization and Formation of Partnerships
First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") with an approximate 96.0% and 95.5% partnership interest at December 31, 2013 and 2012, respectively. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 4.0% and 4.5% interest in the Operating Partnership at December 31, 2013 and 2012, respectively.
The Operating Partnership owns a 99.9% and 99.0% limited partnership interest in First Industrial Financing Partnership L.P. and First Industrial Indianapolis L.P., respectively. The general partner is a separate corporation and is a wholly-owned subsidiary of the Company, with a 0.01% and 1.0% general partnership interest in First Industrial Financing Partnership L.P. and First Industrial Indianapolis L.P., respectively. First Industrial Financing Partnership L.P. and its subsidiaries and First Industrial Indianapolis L.P. are collectively referred to as the "Combined Partnerships."
As of December 31, 2013, the Combined Partnerships own 24 industrial properties, containing an aggregate of approximately 3.1 million square feet of GLA.
Profits, losses and distributions of the Combined Partnerships are allocated to the general partner and the limited partner in accordance with the provisions contained within the restated and amended partnership agreements.
Any references to the number of buildings, square footage or acreage in the financial statement footnotes are unaudited.

2.	Basis of Presentation and Summary of Significant Accounting Policies
The combined financial statements at December 31, 2013 and 2012 and for each of the years ended December 31, 2013, 2012 and 2011 include the accounts and operating results of the Combined Partnerships and their wholly owned subsidiaries. The Combined Partnerships have been presented on a combined basis because they are under common control.
In order to conform with generally accepted accounting principles, management, in preparation of the Combined Partnerships’ financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2013 and 2012, and the reported amounts of revenues and expenses for each of the years ended December 31, 2013, 2012 and 2011. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.
Investment in Real Estate and Depreciation
Investment in Real Estate is carried at cost, less accumulated depreciation and amortization. The Combined Partnerships review their properties on a continuous basis for impairment and provide a provision if impairments exist. To determine if an impairment may exist, the Combined Partnerships review their properties and identify those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy or decline in general market conditions). If further assessment of recoverability is needed, the Combined Partnerships estimate the future net cash flows expected to result from the use of the property and its eventual disposition on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property on an individual property basis, the Combined Partnerships will recognize an impairment loss based upon the estimated fair value of such property. For properties management considers held for sale, the Combined Partnerships cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and as a result, the Combined Partnerships decide not to sell a property previously classified as held for sale, the Combined Partnerships will reclassify such property as held and used. Such property is measured at the lower of its carrying amount (adjusted for any depreciation and amortization expense that would have been recognized had the property been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. The Combined Partnerships classify properties as held for sale when all criteria within the Financial Accounting Standards Board’s (the "FASB") guidance on the impairment or disposal of long-lived assets are met.
Interest costs, real estate taxes, compensation costs of development personnel and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date the property is substantially completed. Upon substantial completion, the Combined Partnerships reclassify construction in progress to building, tenant improvement and leasing commissions. Such costs begin to be capitalized to the development projects from the point the Combined Partnerships are undergoing necessary activities to get the development ready for its intended use and cease when the development projects are substantially completed and held available for occupancy.
Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	7 to 40
Land Improvements	8 to 15
Tenant Improvements	Shorter of Lease Term or Useful Life
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
Upon acquisition of a property, the Combined Partnerships allocate the purchase price of the property based upon the fair value of the assets acquired and liabilities assumed, which generally consists of land, buildings, tenant improvements, leasing commissions and intangible assets including in-place leases, above market and below market leases and tenant relationships. The Combined Partnerships allocate the purchase price to the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant. Acquired above and below market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above market leases and the initial term plus the term of any below market fixed rate renewal options for below market leases. The above market lease values are amortized as a reduction of rental revenue over the remaining term of the respective leases, and the below market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below market fixed rate renewal options of the respective leases.
The purchase price is further allocated to in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and overall relationship with the respective tenant. The value of in-place lease intangibles and tenant relationships, which are included as components of Deferred Leasing Intangibles, Net are amortized over the remaining lease term (and expected renewal periods of the respective lease for tenant relationships) as adjustments to depreciation and other amortization expense. If a tenant terminates its lease early, the unamortized portion of the tenant improvements, leasing commissions, above and below market leases, the in-place lease value and tenant relationships is immediately written off.
Deferred Leasing Intangibles, net of accumulated amortization included in the Combined Partnerships’ total assets and total liabilities consist of the following:

	December 31, 2013	December 31, 2012 (Unaudited)
In-Place Leases	$638	$796
Above Market Leases	14	17
Tenant Relationships	101	113
Total Included in Total Assets, Net of $1,243 and $1,251 of Accumulated Amortization	$753	$926
Below Market Leases	$1,748	$1,867
Total Included in Total Liabilities, Net of $635 and $516 of Accumulated Amortization	$1,748	$1,867

Amortization expense related to in-place leases and tenant relationships of deferred leasing intangibles was $170, $197 (unaudited) and $240 (unaudited) for the years ended December 31, 2013, 2012 and 2011, respectively. Rental revenues increased by $116, $116 (unaudited) and $117 (unaudited) related to amortization of above/(below) market leases for the years ended December 31, 2013, 2012 and 2011, respectively. The Combined Partnerships will recognize net amortization expense related to the deferred leasing intangibles over the next five years, for properties owned as of December 31, 2013 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2014	$104	$116
2015	$55	$116
2016	$55	$116
2017	$55	$116
2018	$55	$116
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Accumulated amortization of deferred financing costs was $229 and $152 (unaudited) at December 31, 2013 and 2012, respectively. Unamortized deferred financing costs are written-off when debt is retired before the maturity date.
Revenue Recognition
Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as revenues in the same period the related expenses are incurred by the Combined Partnerships.
Revenue is generally recognized on payments received from tenants for early lease terminations upon the effective termination of a tenant’s lease and when the Combined Partnerships have no further obligations under the lease.
The Combined Partnerships provide an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Accounts receivable in the combined balance sheets are shown net of an allowance for doubtful accounts of $2 and $12 (unaudited) as of December 31, 2013 and 2012, respectively. For accounts receivable deemed uncollectible, the Combined Partnerships use the direct write-off method.
Gain on Sale of Real Estate
Gain on sale of real estate is recognized using the full accrual method, when appropriate. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are written off with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Combined Partnerships after completion of each sale are accrued and included in the determination of the gain on sales.
Fair Value of Financial Instruments
The financial instruments of the Combined Partnerships include tenant accounts receivable, accounts payable, other accrued expenses and mortgage loans payable. The fair values of tenant accounts receivable, accounts payable and other accrued expenses approximate their carrying or contract values. See Note 4 for the fair values of the mortgage loans payable.
Discontinued Operations
The FASB’s guidance on financial reporting for the disposal of long lived assets requires that the results of operations and gains or losses on the sale of property or property held for sale be presented in discontinued operations if both of the following criteria are met: (a) the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Combined Partnerships as a result of the disposal transaction and (b) the Combined Partnerships will not have any significant continuing involvement in the operations of the property after the disposal transaction. The guidance also requires prior period results of operations for these properties to be reclassified and presented in discontinued operations in prior combined statements of operations.

3.	Investment in Real Estate
Sales and Discontinued Operations
In 2011 and 2012 the Combined Partnerships did not sell any industrial properties.
In 2013, the Combined Partnerships sold one industrial property comprising approximately 0.2 million square feet of GLA. Gross proceeds from the sale of the one industrial property was approximately $3,789. The one industrial property meets the criteria to be included in discontinued operations. Therefore, the results of operations and gain on sale of real estate for the one sold industrial property is included in discontinued operations. The following table discloses the discontinued operation for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013	Year Ended December 31, 2012 (Unaudited)	Year Ended December 31, 2011 (Unaudited)
Total Revenues	$444	$545	$554
Property Expenses	(187)	(194)	(256)
Depreciation and Amortization	(70)	(145)	(52)
Gain on Sale of Real Estate	1,632	—	—
Income from Discontinued Operations	$1,819	$206	$246

4.	Indebtedness

	Outstanding Balance at		Interest Rate at December 31, 2013	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2013	December 31, 2012 (Unaudited)
Mortgage Loans Payable	$32,835	$33,412	4.03% – 7.87%	4.03% – 7.87%	January 2015 – September 2022
During the year ended December 31, 2012, the Combined Partnerships originated the following mortgage loan (unaudited):

Mortgage Financing	Loan Principal	Interest Rate	Origination Date	Maturity Date	Amortization Period	Number of Industrial Properties Collateralizing Mortgage	GLA (In millions)	Property Carrying Value at December 31, 2012 (Unaudited)
I	$3,038	4.03%	August 29, 2012	September 2022	30-year	1	0.1	$3,228
For Mortgage Financing I, principal prepayments were prohibited for 12 months after loan origination, after which prepayment premiums are calculated at the greater of yield maintenance or 1% of the outstanding balance.
As of December 31, 2013, mortgage loans payable are collateralized by, and in some instances cross-collateralized by, industrial properties with a net carrying value of $25,870. The Combined Partnerships believe it was in compliance with all covenants relating to mortgage loans payable as of December 31, 2013.

The following is a schedule of the stated maturities and scheduled principal payments of mortgage loans payable for the next five years ending December 31, and thereafter:

Amount
2014	$606
2015	1,771
2016	635
2017	665
2018	20,386
Thereafter	8,772
Total	$32,835
At December 31, 2013 and 2012, the fair value of mortgage loans payable was as follows:

	December 31, 2013		December 31, 2012 (Unaudited)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable	$32,835	$32,285	$33,412	$34,519
The fair values of the mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar leverage levels and similar remaining maturities. The current market rates utilized were internally estimated. The Combined Partnerships have concluded that its determination of fair value for the mortgage loans payable was primarily based upon Level 3 inputs.

5.	Supplemental Information to Statements of Cash Flows

	Year Ended December 31, 2013	Year Ended December 31, 2012 (Unaudited)	Year Ended December 31, 2011 (Unaudited)
Interest Paid	$1,587	$1,522	$981
Accounts Payable Related Additions to Investment in Real Estate	$172	$63	$278
Write-off of Fully Depreciated Assets	$(2,140)	$(2,801)	$(1,875)

6.	Future Rental Revenues
The Combined Partnerships’ properties are leased to tenants under net and semi-net operating leases. Minimum lease payments, excluding tenant reimbursements of expenses, under non-cancelable operating leases in effect as of December 31, 2013 are approximately as follows:

2014	$9,796
2015	7,762
2016	6,018
2017	4,485
2018	3,461
Thereafter	10,429
Total	$41,951

Credit Risk
For the years ended December 31, 2013, 2012 and 2011, Teledyne Energy Systems, Inc. accounted for 11.2%, 11.5% (unaudited) and 10.5% (unaudited) of rental revenues, respectively.

7.	Related Party Transactions
At December 31, 2013 and 2012, the Combined Partnerships had payable balances of $388 and $194 (unaudited), respectively, from wholly owned entities of the Company and the Operating Partnership.

8.	Commitments and Contingencies
In the normal course of business, the Combined Partnerships are involved in legal actions arising from the ownership of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the combined financial position, operations or liquidity of the Combined Partnerships.

9.	Subsequent Events
Subsequent events were evaluated through February 27, 2014 and it was determined that there were no events that required disclosure within these financial statements.

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

Building Address		Location (City/State)	(a) Encumbrances	(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/13			Accumulated Depreciation 12/31/2013	Year Acquired/ Constructed	Depreciable Lives (Years)
				Land	Buildings and Improvements		Land	Building and Improvements	Total
			(In thousands)
Atlanta
1650 Highway 155		McDonough, GA	—	788	4,544	(817)	365	4,150	4,515	2,368	1994	(j)
1665 Dogwood		Conyers, GA	—	635	3,662	946	635	4,608	5,243	2,064	1994	(j)
1715 Dogwood		Conyers, GA	—	288	1,675	801	228	2,536	2,764	1,006	1994	(j)
11235 Harland Drive		Covington, GA	—	125	739	164	125	903	1,028	422	1994	(j)
4051 Southmeadow Parkway		Atlanta, GA	—	726	4,130	889	726	5,019	5,745	2,238	1994	(j)
4071 Southmeadow Parkway		Atlanta, GA	—	750	4,460	1,688	828	6,070	6,898	2,733	1994	(j)
4081 Southmeadow Parkway		Atlanta, GA	—	1,012	5,918	1,457	1,157	7,230	8,387	3,214	1994	(j)
5570 Tulane Dr	(d)	Atlanta, GA	2,281	527	2,984	1,046	546	4,011	4,557	1,546	1996	(j)
955 Cobb Place		Kennesaw, GA	3,008	780	4,420	809	804	5,205	6,009	1,929	1997	(j)
1256 Oakbrook Drive		Norcross, GA	1,290	336	1,907	334	339	2,238	2,577	673	2001	(j)
1265 Oakbrook Drive		Norcross, GA	1,167	307	1,742	281	309	2,021	2,330	631	2001	(j)
1280 Oakbrook Drive		Norcross, GA	1,161	281	1,592	286	283	1,876	2,159	563	2001	(j)
1300 Oakbrook Drive		Norcross, GA	1,640	420	2,381	248	423	2,626	3,049	797	2001	(j)
1325 Oakbrook Drive		Norcross, GA	1,362	332	1,879	322	334	2,199	2,533	681	2001	(j)
1351 Oakbrook Drive		Norcross, GA	—	370	2,099	(940)	146	1,383	1,529	687	2001	(j)
1346 Oakbrook Drive		Norcross, GA	—	740	4,192	(699)	352	3,881	4,233	1,719	2001	(j)
3060 South Park Blvd		Ellenwood, GA	—	1,600	12,464	2,386	1,604	14,846	16,450	4,514	2003	(j)
Greenwood Industrial Park		McDonough, GA	4,523	1,550	—	7,485	1,550	7,485	9,035	1,761	2004	(j)
46 Kent Drive		Cartersville GA	1,757	794	2,252	6	798	2,254	3,052	725	2005	(j)
605 Stonehill Drive		Atlanta, GA	1,534	485	1,979	(23)	490	1,951	2,441	1,521	2005	(j)
6514 Warren Drive		Norcross, GA	—	510	1,250	114	513	1,361	1,874	390	2005	(j)
6544 Warren Drive		Norcross, GA	—	711	2,310	298	715	2,604	3,319	799	2005	(j)
5356 E. Ponce De Leon		Stone Mountain, GA	2,571	604	3,888	288	610	4,170	4,780	1,724	2005	(j)
5390 E. Ponce De Leon		Stone Mountain, GA	—	397	1,791	42	402	1,828	2,230	622	2005	(j)
195 & 197 Collins Boulevard		Athens, GA	—	1,410	5,344	(1,742)	989	4,023	5,012	3,142	2005	(j)
1755 Enterprise Drive		Buford, GA	1,317	712	2,118	(200)	716	1,914	2,630	533	2006	(j)
4555 Atwater Court		Buford, GA	2,266	881	3,550	96	885	3,642	4,527	1,002	2006	(j)
80 Liberty Industrial Parkway		McDonough, GA	—	756	3,695	(1,428)	467	2,556	3,023	800	2007	(j)
596 Bonnie Valentine		Pendergrass, GA	—	2,580	21,730	2,870	2,594	24,586	27,180	5,013	2007	(j)
11415 Old Roswell Road		Alpharetta, GA	3,148	2,403	1,912	628	2,428	2,515	4,943	784	2008	(j)
Baltimore
9700 Martin Luther King Hwy		Lanham, MD	—	700	1,920	734	700	2,654	3,354	961	2003	(j)
9730 Martin Luther King Hwy		Lanham, MD	—	500	955	500	500	1,455	1,955	498	2003	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

4621 Boston Way	Lanham, MD	—	1,100	3,070	466	1,100	3,536	4,636	1,235	2003	(j)
4720 Boston Way	Lanham, MD	—	1,200	2,174	630	1,200	2,804	4,004	903	2003	(j)
22520 Randolph Drive	Dulles, VA	7,301	3,200	8,187	(850)	3,208	7,329	10,537	1,508	2004	(j)
22630 Dulles Summit Court	Dulles, VA	—	2,200	9,346	(820)	2,206	8,520	10,726	1,793	2004	(j)
4201 Forbes Boulevard	Lanham, MD	—	356	1,823	156	375	1,960	2,335	518	2005	(j)
4370-4383 Lottsford Vista Road	Lanham, MD	—	279	1,358	107	296	1,448	1,744	399	2005	(j)
4400 Lottsford Vista Road	Lanham, MD	—	351	1,955	206	372	2,140	2,512	481	2005	(j)
4420 Lottsford Vista Road	Lanham, MD	—	539	2,196	(14)	568	2,153	2,721	522	2005	(j)
11204 McCormick Road	Hunt Valley, MD	—	1,017	3,132	(59)	1,038	3,052	4,090	1,043	2005	(j)
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	337	938	2,846	3,784	1,070	2005	(j)
11100-11120 Gilroy Road	Hunt Valley, MD	—	901	1,455	(55)	919	1,382	2,301	490	2005	(j)
10709 Gilroy Road	Hunt Valley, MD	2,436	913	2,705	(143)	913	2,562	3,475	1,030	2005	(j)
7120-7132 Ambassador Road	Baltimore, MD	—	829	1,329	1,155	847	2,466	3,313	648	2005	(j)
7142 Ambassador Road	Hunt Valley, MD	—	924	2,876	4,274	942	7,132	8,074	1,363	2005	(j)
7144-7162 Ambassador Road	Baltimore, MD	—	979	1,672	181	1,000	1,832	2,832	613	2005	(j)
7200 Rutherford Road	Baltimore, MD	—	1,032	2,150	330	1,054	2,458	3,512	840	2005	(j)
2700 Lord Baltimore Road	Baltimore, MD	—	875	1,826	740	897	2,544	3,441	939	2005	(j)
1225 Bengies Road	Baltimore, MD	—	2,640	270	14,439	2,823	14,526	17,349	2,902	2008	(j)
Central Pennsylvania
16522 Hunters Green Parkway	Hagerstown, MD	11,893	1,390	13,104	3,948	1,863	16,579	18,442	4,302	2003	(j)
6951 Allentown Blvd	Harrisburg, PA	—	585	3,176	306	601	3,466	4,067	1,045	2005	(j)
320 Reliance Road	Washington, PA	—	201	1,819	(283)	178	1,559	1,737	660	2005	(j)
1490 Dennison Circle	Carlisle, PA	—	1,500	—	14,234	2,341	13,393	15,734	2,527	2008	(j)
298 First Avenue	Gouldsboro, PA	—	7,022	—	58,462	7,019	58,465	65,484	8,269	2008	(j)
225 Cross Farm Lane	York, PA	17,796	4,718	—	23,567	4,715	23,570	28,285	3,689	2008	(j)
105 Steamboat Blvd	Manchester, PA	—	4,085	14,464	1	4,070	14,480	18,550	1,116	2012	(j)
Chicago
6750 South Sayre Avenue	Bedford Park, IL	—	224	1,309	584	224	1,893	2,117	862	1994	(j)
585 Slawin Court	Mount Prospect, IL	—	611	3,505	1,697	525	5,288	5,813	3,093	1994	(j)
2300 Windsor Court	Addison, IL	3,652	688	3,943	1,173	696	5,108	5,804	2,492	1994	(j)
305-311 Era Drive	Northbrook, IL	—	200	1,154	1,012	205	2,161	2,366	733	1994	(j)
11241 Melrose Street	Franklin Park, IL	—	332	1,931	44	208	2,099	2,307	1,240	1995	(j)
11939 South Central Avenue	Alsip, IL	—	1,208	6,843	2,685	1,305	9,431	10,736	3,672	1997	(j)
1010-50 Sesame Street	Bensenville, IL	—	979	5,546	3,998	1,048	9,475	10,523	3,211	1997	(j)
2120-24 Roberts	Broadview, IL	—	220	1,248	277	231	1,514	1,745	583	1998	(j)
800 Business Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	1,230	2000	(j)
580 Slawin Court	Mount Prospect, IL	818	233	1,292	(37)	162	1,326	1,488	505	2000	(j)
1005 101st Street	Lemont, IL	6,141	1,200	6,643	918	1,220	7,541	8,761	2,406	2001	(j)
175 Wall Street	Glendale Heights, IL	1,478	427	2,363	163	433	2,520	2,953	799	2002	(j)
800-820 Thorndale Avenue	Bensenville, IL	—	751	4,159	1,464	761	5,613	6,374	1,971	2002	(j)
251 Airport Road	North Aurora, IL	5,171	983	—	6,696	983	6,696	7,679	1,999	2002	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

1661 Feehanville Drive	Mount Prospect, IL	—	985	5,455	2,725	1,044	8,121	9,165	2,599	2004	(j)
400 Crossroads Pkwy	Bolingbrook, IL	—	1,178	9,453	1,130	1,181	10,580	11,761	3,078	2005	(j)
7609 W. Industrial Drive	Forest Park, IL	—	1,207	2,343	103	1,213	2,440	3,653	963	2005	(j)
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	468	1,220	3,483	4,703	1,230	2005	(j)
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	154	801	1,541	2,342	505	2005	(j)
17001 S. Vincennes	Thornton, IL	—	497	504	37	513	525	1,038	332	2005	(j)
1111 Davis Road	Elgin, IL	2,777	998	1,859	1,028	1,046	2,839	3,885	1,690	2006	(j)
2900 W. 166th Street	Markham, IL	—	1,132	4,293	723	1,134	5,014	6,148	2,093	2007	(j)
555 W. Algonquin Rd	Arlington Heights, IL	—	574	741	1,936	579	2,672	3,251	608	2007	(j)
7000 W. 60th Street	Chicago, IL	—	609	932	100	667	974	1,641	511	2007	(j)
9501 Nevada	Franklin Park, IL	—	2,721	5,630	(199)	2,737	5,415	8,152	1,182	2008	(j)
1501 Oakton Street	Elk Grove Village, IL	7,283	3,369	6,121	(117)	3,482	5,891	9,373	1,291	2008	(j)
16500 W. 103rd Street	Woodridge, IL	2,448	744	2,458	366	762	2,806	3,568	738	2008	(j)
8505 50th Street	Kenosha, WI	—	3,212	—	24,960	3,212	24,960	28,172	3,905	2008	(j)
4100 Rock Creek Blvd	Joliet, IL	—	4,476	16,061	77	4,476	16,138	20,614	380	2013	(j)
10100 58th Place	Kenosha, WI	—	4,201	17,604	1,363	4,201	18,967	23,168	247	2013	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

Building Address	Location (City/State)	(a) Encumbrances	(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/13			Accumulated Depreciation 12/31/2013	Year Acquired/ Constructed	Depreciable Lives (Years)
			Land	Buildings and Improvements		Land	Building and Improvements	Total
		(In thousands)
Cincinnati
9900-9970 Princeton	Cincinnati, OH	3,743	545	3,088	1,706	566	4,773	5,339	1,993	1996	(j)
2940 Highland	Cincinnati, OH	—	1,717	9,730	94	952	10,589	11,541	5,167	1996	(j)
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	1,351	1,109	7,440	8,549	3,066	1996	(j)
4436 Muhlhauser Road	Hamilton, OH	3,715	630	—	5,276	630	5,276	5,906	1,490	2002	(j)
4438 Muhlhauser Road	Hamilton, OH	4,575	779	—	6,517	779	6,517	7,296	1,886	2002	(j)
420 Wards Corner Road	Loveland, OH	—	600	1,083	574	606	1,651	2,257	515	2003	(j)
422 Wards Corner Road	Loveland, OH	—	600	1,811	(137)	592	1,682	2,274	511	2003	(j)
4663 Dues Drive	Westchester, OH	—	858	2,273	543	875	2,799	3,674	2,195	2005	(j)
9525 Glades Drive	Westchester, OH	—	347	1,323	115	355	1,430	1,785	485	2007	(j)
9774-9792 Windisch Road	Westchester, OH	—	392	1,744	29	394	1,771	2,165	469	2007	(j)
9808-9830 Windisch Road	Westchester, OH	—	395	2,541	47	397	2,586	2,983	521	2007	(j)
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	143	508	3,289	3,797	710	2007	(j)
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	137	548	3,174	3,722	722	2007	(j)
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	694	627	4,693	5,320	1,244	2007	(j)
Cleveland
30311 Emerald Valley Parkway	Glenwillow, OH	9,320	681	11,838	988	691	12,816	13,507	3,523	2006	(j)
30333 Emerald Valley Parkway	Glenwillow, OH	4,693	466	5,447	186	475	5,624	6,099	1,812	2006	(j)
7800 Cochran Road	Glenwillow, OH	—	972	7,033	337	991	7,351	8,342	2,131	2006	(j)
7900 Cochran Road	Glenwillow, OH	4,808	775	6,244	10	792	6,237	7,029	1,652	2006	(j)
7905 Cochran Road	Glenwillow, OH	—	920	6,174	341	921	6,514	7,435	1,913	2006	(j)
30600 Carter Street	Solon, OH	—	989	3,042	652	1,022	3,661	4,683	2,139	2006	(j)
8181 Darrow Road	Twinsburg, OH	7,100	2,478	6,791	2,016	2,496	8,789	11,285	2,805	2008	(j)
Dallas
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	633	172	1,645	1,817	545	1997	(j)
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	403	142	1,248	1,390	398	1997	(j)
900-906 Great Southwest Pkwy	Arlington, TX	—	237	1,342	638	270	1,947	2,217	756	1997	(j)
3000 West Commerce	Dallas, TX	—	456	2,584	1,032	469	3,603	4,072	1,363	1997	(j)
3030 Hansboro	Dallas, TX	—	266	1,510	(664)	87	1,025	1,112	628	1997	(j)
405-407 113th	Arlington, TX	—	181	1,026	588	185	1,610	1,795	624	1997	(j)
816 111th Street	Arlington, TX	882	251	1,421	195	258	1,609	1,867	633	1997	(j)
7427 Dogwood Park	Richland Hills, TX	—	96	532	302	102	828	930	274	1998	(j)
7348-54 Tower Street	Richland Hills, TX	—	88	489	213	94	696	790	246	1998	(j)
7339-41 Tower Street	Richland Hills, TX	—	98	541	174	104	709	813	245	1998	(j)
7437-45 Tower Street	Richland Hills, TX	—	102	563	287	108	844	952	268	1998	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

7331-59 Airport Freeway		Richland Hills, TX	1,669	354	1,958	340	372	2,280	2,652	829	1998	(j)
7338-60 Dogwood Park		Richland Hills, TX	—	106	587	244	112	825	937	265	1998	(j)
7450-70 Dogwood Park		Richland Hills, TX	—	106	584	99	112	677	789	250	1998	(j)
7423-49 Airport Freeway		Richland Hills, TX	1,487	293	1,621	449	308	2,055	2,363	712	1998	(j)
7400 Whitehall Street		Richland Hills, TX	—	109	603	95	115	692	807	249	1998	(j)
1602-1654 Terre Colony		Dallas, TX	1,831	458	2,596	822	468	3,408	3,876	1,043	2000	(j)
2351-2355 Merritt Drive		Garland, TX	—	101	574	157	92	740	832	257	2000	(j)
2220 Merritt Drive		Garland, TX	—	352	1,993	507	316	2,536	2,852	896	2000	(j)
2010 Merritt Drive		Garland, TX	—	350	1,981	55	318	2,068	2,386	608	2000	(j)
2363 Merritt Drive		Garland, TX	—	73	412	10	47	448	495	200	2000	(j)
2447 Merritt Drive		Garland, TX	—	70	395	(115)	23	327	350	190	2000	(j)
2465-2475 Merritt Drive		Garland, TX	—	91	514	39	71	573	644	206	2000	(j)
2485-2505 Merritt Drive		Garland, TX	—	431	2,440	762	426	3,207	3,633	1,055	2000	(j)
2110 Hutton Drive		Carrolton, TX	—	374	2,117	100	255	2,336	2,591	717	2001	(j)
2025 McKenzie Drive		Carrolton, TX	1,439	437	2,478	130	442	2,603	3,045	831	2001	(j)
2019 McKenzie Drive		Carrolton, TX	1,734	502	2,843	324	507	3,162	3,669	1,031	2001	(j)
2029-2035 McKenzie Drive		Carrolton, TX	1,512	306	1,870	236	306	2,106	2,412	675	2001	(j)
2015 McKenzie Drive		Carrolton, TX	2,527	510	2,891	352	516	3,237	3,753	1,015	2001	(j)
2009 McKenzie Drive		Carrolton, TX	2,448	476	2,699	460	481	3,154	3,635	1,011	2001	(j)
900-1100 Avenue S		Grand Prairie, TX	2,577	623	3,528	1,304	629	4,826	5,455	1,538	2002	(j)
Plano Crossing	(f)	Plano, TX	9,504	1,961	11,112	1,039	1,981	12,131	14,112	3,464	2002	(j)
7413A-C Dogwood Park		Richland Hills, TX	—	110	623	255	111	877	988	265	2002	(j)
7450 Tower Street		Richland Hills, TX	—	36	204	103	36	307	343	101	2002	(j)
7436 Tower Street		Richland Hills, TX	—	57	324	196	58	519	577	150	2002	(j)
7426 Tower Street		Richland Hills, TX	—	76	429	249	76	678	754	230	2002	(j)
7427-7429 Tower Street		Richland Hills, TX	—	75	427	146	76	572	648	189	2002	(j)
2840-2842 Handley Ederville Rd		Richland Hills, TX	—	112	635	55	113	689	802	192	2002	(j)
7451-7477 Airport Freeway		Richland Hills, TX	1,387	256	1,453	495	259	1,945	2,204	541	2002	(j)
7450 Whitehall Street		Richland Hills, TX	—	104	591	339	105	929	1,034	223	2002	(j)
3000 Wesley Way		Richland Hills, TX	907	208	1,181	18	211	1,196	1,407	337	2002	(j)
7451 Dogwood Park		Richland Hills, TX	671	133	753	184	134	936	1,070	224	2002	(j)
825-827 Avenue H	(d)	Arlington, TX	2,568	600	3,006	58	604	3,060	3,664	1,094	2004	(j)
1013-31 Avenue M		Grand Prairie, TX	—	300	1,504	243	302	1,745	2,047	527	2004	(j)
1172-84 113th Street	(d)	Grand Prairie, TX	1,992	700	3,509	5	704	3,510	4,214	1,091	2004	(j)
1200-16 Avenue H	(d)	Arlington, TX	1,733	600	2,846	222	604	3,064	3,668	847	2004	(j)
1322-66 W. North Carrier Parkway	(e)	Grand Prairie, TX	4,633	1,000	5,012	598	1,006	5,604	6,610	1,571	2004	(j)
2401-2407 Centennial Dr		Arlington, TX	2,107	600	2,534	(93)	604	2,437	3,041	909	2004	(j)
3111 West Commerce Street		Dallas, TX	3,731	1,000	3,364	517	1,011	3,870	4,881	1,201	2004	(j)
13800 Senlac Drive		Farmers Ranch, TX	3,399	823	4,042	(16)	825	4,024	4,849	1,204	2005	(j)
801-831 S Great Southwest Pkwy	(g)	Grand Prairie, TX	—	2,581	16,556	15	2,586	16,566	19,152	6,938	2005	(j)
801 Heinz Way		Grand Prairie, TX	2,697	599	3,327	360	601	3,685	4,286	1,227	2005	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

901-937 Heinz Way	Grand Prairie, TX	2,065	493	2,758	31	481	2,801	3,282	970	2005	(j)
3301 Century Circle	Irving, TX	2,173	760	3,856	(16)	771	3,829	4,600	746	2007	(j)
3901 W Miller Road	Garland, TX	—	1,912	—	16,444	1,947	16,409	18,356	3,234	2008	(j)
Denver
4785 Elati	Denver, CO	—	173	981	203	175	1,182	1,357	448	1997	(j)
4770 Fox Street	Denver, CO	—	132	750	216	134	964	1,098	378	1997	(j)
3851-3871 Revere	Denver, CO	1,309	361	2,047	363	368	2,403	2,771	909	1997	(j)
4570 Ivy Street	Denver, CO	1,120	219	1,239	279	220	1,517	1,737	587	1997	(j)
5855 Stapleton Drive North	Denver, CO	1,398	288	1,630	249	290	1,877	2,167	742	1997	(j)
5885 Stapleton Drive North	Denver, CO	1,741	376	2,129	195	380	2,320	2,700	919	1997	(j)
5977 North Broadway	Denver, CO	1,438	268	1,518	500	271	2,015	2,286	719	1997	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

Building Address		Location (City/State)	(a) Encumbrances	(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/13			Accumulated Depreciation 12/31/2013	Year Acquired/ Constructed	Depreciable Lives (Years)
				Land	Buildings and Improvements		Land	Building and Improvements	Total
			(In thousands)
5952-5978 North Broadway		Denver, CO	2,301	414	2,346	898	422	3,236	3,658	1,307	1997	(j)
4721 Ironton Street		Denver, CO	—	232	1,313	305	236	1,614	1,850	624	1997	(j)
7003 E 47th Ave Drive		Denver, CO	—	441	2,689	16	441	2,705	3,146	1,099	1997	(j)
9500 West 49th Street - A		Wheatridge, CO	—	283	1,625	112	287	1,733	2,020	762	1997	(j)
9500 West 49th Street - B		Wheatridge, CO	—	225	1,272	132	227	1,402	1,629	556	1997	(j)
9500 West 49th Street - C		Wheatridge, CO	—	600	3,409	123	601	3,531	4,132	1,460	1997	(j)
9500 West 49th Street - D		Wheatridge, CO	—	246	1,537	390	247	1,926	2,173	812	1997	(j)
451-591 East 124th Avenue		Littleton, CO	—	383	2,145	466	383	2,611	2,994	989	1997	(j)
15000 West 6th Avenue		Golden, CO	—	913	5,174	1,097	918	6,266	7,184	2,593	1997	(j)
14998 West 6th Avenue Bldg E		Golden, CO	—	565	3,199	341	570	3,535	4,105	1,370	1997	(j)
14998 West 6th Avenue Bldg F		Englewood, CO	—	269	1,525	96	273	1,617	1,890	650	1997	(j)
6547 South Racine Circle		Englewood, CO	2,930	739	4,241	346	739	4,587	5,326	1,925	1997	(j)
11701 East 53rd Avenue		Denver, CO	—	416	2,355	399	422	2,748	3,170	1,041	1997	(j)
5401 Oswego		Denver, CO	—	273	1,547	254	278	1,796	2,074	722	1997	(j)
14818 West 6th Avenue Bldg A		Golden, CO	—	468	2,799	131	468	2,930	3,398	1,176	1997	(j)
14828 West 6th Avenue Bldg B		Golden, CO	—	503	2,942	386	503	3,328	3,831	1,334	1997	(j)
445 Bryant Street		Denver, CO	6,904	1,829	10,219	2,564	1,829	12,783	14,612	4,935	1998	(j)
3811 Joliet		Denver, CO	—	735	4,166	543	752	4,692	5,444	1,802	1998	(j)
12055 E 49th Ave/4955 Peoria		Denver, CO	—	298	1,688	481	305	2,162	2,467	802	1998	(j)
4940-4950 Paris		Denver, CO	—	152	861	285	156	1,142	1,298	427	1998	(j)
4970 Paris		Denver, CO	—	95	537	101	97	636	733	239	1998	(j)
7367 South Revere Parkway		Englewood, CO	3,273	926	5,124	877	934	5,993	6,927	2,444	1998	(j)
8200 East Park Meadows Drive	(d)	Lone Tree, CO	—	1,297	7,348	1,281	1,304	8,622	9,926	2,817	2000	(j)
3250 Quentin Street	(d)	Aurora, CO	—	1,220	6,911	937	1,230	7,838	9,068	2,612	2000	(j)
Highpoint Bus Ctr B		Littleton, CO	—	739	—	3,500	781	3,458	4,239	1,020	2000	(j)
1130 W. 124th Ave.		Westminster, CO	—	441	—	3,382	441	3,382	3,823	1,154	2000	(j)
1070 W. 124th Ave.		Westminster, CO	—	374	—	2,902	374	2,902	3,276	924	2000	(j)
1020 W. 124th Ave.		Westminster, CO	—	374	—	2,825	374	2,825	3,199	859	2000	(j)
8810 W. 116th Circle		Broomfield, CO	—	312	—	1,462	370	1,404	1,774	407	2001	(j)
960 W. 124th Ave		Westminster, CO	—	441	—	3,432	442	3,431	3,873	1,070	2001	(j)
8820 W. 116th Circle		Broomfield, CO	—	338	1,918	317	372	2,201	2,573	597	2003	(j)
8835 W. 116th Circle		Broomfield, CO	—	1,151	6,523	1,628	1,304	7,998	9,302	2,205	2003	(j)
18150 E. 32nd Place		Aurora, CO	1,913	563	3,188	298	572	3,477	4,049	1,052	2004	(j)
7005 E. 46th Avenue Drive		Denver, CO	1,448	512	2,025	94	517	2,114	2,631	674	2005	(j)
4001 Salazar Way		Frederick, CO	—	1,271	6,508	(88)	1,276	6,415	7,691	1,818	2006	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

5909-5915 N. Broadway	Denver, CO	913	495	1,268	80	500	1,343	1,843	514	2006	(j)
Detroit
449 Executive Drive	Troy, MI	—	125	425	1,060	218	1,392	1,610	1,244	1994	(j)
501 Executive Drive	Troy, MI	—	71	236	610	129	788	917	634	1994	(j)
451 Robbins Drive	Troy, MI	—	96	448	877	192	1,229	1,421	1,093	1994	(j)
1416 Meijer Drive	Troy, MI	—	94	394	399	121	766	887	695	1994	(j)
1624 Meijer Drive	Troy, MI	—	236	1,406	967	373	2,236	2,609	1,967	1994	(j)
1972 Meijer Drive	Troy, MI	—	315	1,301	787	372	2,031	2,403	1,478	1994	(j)
1621 Northwood Drive	Troy, MI	—	85	351	1,014	215	1,235	1,450	1,171	1994	(j)
1707 Northwood Drive	Troy, MI	—	95	262	1,720	239	1,838	2,077	1,302	1994	(j)
1788 Northwood Drive	Troy, MI	—	50	196	483	103	626	729	564	1994	(j)
1826 Northwood Drive	Troy, MI	—	55	208	472	103	632	735	554	1994	(j)
1864 Northwood Drive	Troy, MI	—	57	190	489	107	629	736	572	1994	(j)
2451 Elliott Avenue	Troy, MI	—	78	319	742	164	975	1,139	781	1994	(j)
2730 Research Drive	Rochester Hills, MI	—	903	4,215	829	903	5,044	5,947	3,918	1994	(j)
2791 Research Drive	Rochester Hills, MI	—	557	2,731	1,000	560	3,728	4,288	2,360	1994	(j)
2871 Research Drive	Rochester Hills, MI	—	324	1,487	437	327	1,921	2,248	1,350	1994	(j)
3011 Research Drive	Rochester Hills, MI	—	457	2,104	475	457	2,579	3,036	1,994	1994	(j)
2870 Technology Drive	Rochester Hills, MI	—	275	1,262	342	279	1,600	1,879	1,220	1994	(j)
2900 Technology Drive	Rochester Hills, MI	—	214	977	564	219	1,536	1,755	970	1994	(j)
2930 Technology Drive	Rochester Hills, MI	—	131	594	435	138	1,022	1,160	663	1994	(j)
2950 Technology Drive	Rochester Hills, MI	—	178	819	305	185	1,117	1,302	754	1994	(j)
23014 Commerce Drive	Farmington Hills, MI	—	39	203	197	56	383	439	318	1994	(j)
23028 Commerce Drive	Farmington Hills, MI	—	98	507	285	125	765	890	676	1994	(j)
23035 Commerce Drive	Farmington Hills, MI	—	71	355	237	93	570	663	497	1994	(j)
23042 Commerce Drive	Farmintgon Hills, MI	—	67	277	273	89	528	617	477	1994	(j)
23065 Commerce Drive	Farmington Hills, MI	—	71	408	338	93	724	817	553	1994	(j)
23079 Commerce Drive	Farmington Hills, MI	—	68	301	290	79	580	659	491	1994	(j)
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	1,219	295	2,159	2,454	1,635	1994	(j)
23135 Commerce Drive	Farmington Hills, MI	—	146	701	392	158	1,081	1,239	849	1994	(j)
23163 Commerce Drive	Farmington Hills, MI	—	111	513	382	138	868	1,006	682	1994	(j)
23177 Commerce Drive	Farmington Hills, MI	—	175	1,007	608	254	1,536	1,790	1,239	1994	(j)
23206 Commerce Drive	Farmington Hills, MI	—	125	531	367	137	886	1,023	693	1994	(j)
23370 Commerce Drive	Farmington Hills, MI	—	59	233	175	66	401	467	374	1994	(j)
32450 N Avis Drive	Madison Heights, MI	—	281	1,590	529	286	2,114	2,400	963	1996	(j)
12707 Eckles Road	Plymouth Township, MI	—	255	1,445	220	267	1,653	1,920	687	1996	(j)
9300-9328 Harrison Rd	Romulus, MI	—	147	834	407	159	1,229	1,388	493	1996	(j)
9330-9358 Harrison Rd	Romulus, MI	—	81	456	242	89	690	779	270	1996	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

28420-28448 Highland Rd	Romulus, MI	—	143	809	641	154	1,439	1,593	464	1996	(j)
28450-28478 Highland Rd	Romulus, MI	—	81	461	457	90	909	999	314	1996	(j)
28421-28449 Highland Rd	Romulus, MI	—	109	617	480	119	1,087	1,206	414	1996	(j)
28451-28479 Highland Rd	Romulus, MI	—	107	608	413	117	1,011	1,128	364	1996	(j)
28825-28909 Highland Rd	Romulus, MI	—	70	395	393	78	780	858	277	1996	(j)
28933-29017 Highland Rd	Romulus, MI	—	112	634	592	122	1,216	1,338	371	1996	(j)
28824-28908 Highland Rd	Romulus, MI	—	134	760	577	145	1,326	1,471	472	1996	(j)
28932-29016 Highland Rd	Romulus, MI	—	123	694	582	133	1,266	1,399	436	1996	(j)
9710-9734 Harrison Rd	Romulus, MI	—	125	706	432	135	1,128	1,263	425	1996	(j)
9740-9772 Harrison Rd	Romulus, MI	—	132	749	398	143	1,136	1,279	441	1996	(j)
9840-9868 Harrison Rd	Romulus, MI	—	144	815	296	155	1,100	1,255	429	1996	(j)
9800-9824 Harrison Rd	Romulus, MI	—	117	664	362	127	1,016	1,143	362	1996	(j)
29265-29285 Airport Dr	Romulus, MI	—	140	794	258	151	1,041	1,192	431	1996	(j)
29185-29225 Airport Dr	Romulus, MI	—	140	792	514	151	1,295	1,446	519	1996	(j)
29149-29165 Airport Dr	Romulus, MI	—	216	1,225	295	231	1,505	1,736	629	1996	(j)
29101-29115 Airport Dr	Romulus, MI	—	130	738	290	141	1,017	1,158	440	1996	(j)
29031-29045 Airport Dr	Romulus, MI	—	124	704	157	134	851	985	345	1996	(j)
29050-29062 Airport Dr	Romulus, MI	—	127	718	221	137	929	1,066	386	1996	(j)
29120-29134 Airport Dr	Romulus, MI	—	161	912	522	173	1,422	1,595	503	1996	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

Building Address		Location (City/State)	(a) Encumbrances	(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/13			Accumulated Depreciation 12/31/2013	Year Acquired/ Constructed	Depreciable Lives (Years)
				Land	Buildings and Improvements		Land	Building and Improvements	Total
			(In thousands)
29200-29214 Airport Dr		Romulus, MI	—	170	963	376	182	1,327	1,509	555	1996	(j)
9301-9339 Middlebelt Rd		Romulus, MI	—	124	703	481	130	1,178	1,308	504	1996	(j)
32975 Capitol Avenue		Livonia, MI	—	135	748	(183)	77	623	700	291	1998	(j)
32920 Capitol Avenue		Livonia, MI	—	76	422	(91)	27	380	407	197	1998	(j)
11923 Brookfield Avenue		Livonia, MI	—	120	665	(324)	32	429	461	281	1998	(j)
13405 Stark Road		Livonia, MI	—	46	254	(3)	30	267	297	127	1998	(j)
450 Robbins Drive		Troy, MI	—	166	920	231	178	1,139	1,317	433	1998	(j)
12886 Westmore Avenue		Livonia, MI	—	190	1,050	(351)	86	803	889	424	1998	(j)
33025 Industrial Road		Livonia, MI	—	80	442	(324)	6	192	198	168	1998	(j)
47711 Clipper Street		Plymouth Township, MI	—	539	2,983	299	575	3,246	3,821	1,255	1998	(j)
32975 Industrial Road		Livonia, MI	—	160	887	(192)	92	763	855	365	1998	(j)
32985 Industrial Road		Livonia, MI	—	137	761	(329)	46	523	569	303	1998	(j)
32995 Industrial Road		Livonia, MI	—	160	887	(409)	53	585	638	349	1998	(j)
12874 Westmore Avenue		Livonia, MI	—	137	761	(302)	58	538	596	289	1998	(j)
1775 Bellingham		Troy, MI	—	344	1,902	329	367	2,208	2,575	835	1998	(j)
1785 East Maple		Troy, MI	—	92	507	200	98	701	799	237	1998	(j)
1807 East Maple		Troy, MI	—	321	1,775	(437)	191	1,468	1,659	692	1998	(j)
980 Chicago		Troy, MI	—	206	1,141	272	220	1,399	1,619	498	1998	(j)
1840 Enterprise Drive		Rochester Hills, MI	—	573	3,170	(2,261)	49	1,433	1,482	1,176	1998	(j)
1885 Enterprise Drive		Rochester Hills, MI	—	209	1,158	200	223	1,344	1,567	498	1998	(j)
1935-55 Enterprise Drive		Rochester Hills, MI	—	1,285	7,144	1,352	1,371	8,410	9,781	3,318	1998	(j)
5500 Enterprise Court		Warren, MI	—	675	3,737	671	721	4,362	5,083	1,636	1998	(j)
750 Chicago Road		Troy, MI	—	323	1,790	373	345	2,141	2,486	824	1998	(j)
800 Chicago Road		Troy, MI	—	283	1,567	370	302	1,918	2,220	713	1998	(j)
850 Chicago Road		Troy, MI	—	183	1,016	218	196	1,221	1,417	462	1998	(j)
1100 East Mandoline Road		Madison Heights, MI	—	888	4,915	(1,234)	332	4,237	4,569	2,211	1998	(j)
1080, 1120, 1180 John Papalas Drive	(e)	Lincoln Park, MI	—	366	3,241	356	297	3,666	3,963	1,756	1998	(j)
4872 S. Lapeer Road		Lake Orion Twsp, MI	—	1,342	5,441	1,208	1,412	6,579	7,991	2,350	1999	(j)
1400 Allen Drive		Troy, MI	—	209	1,154	213	212	1,364	1,576	419	2000	(j)
1408 Allen Drive		Troy, MI	—	151	834	110	153	942	1,095	289	2000	(j)
32505 Industrial Drive		Madison Heights, MI	—	345	1,910	340	351	2,244	2,595	847	2000	(j)
1799-1855 Northfield Drive	(d)	Rochester Hills, MI	—	481	2,665	367	490	3,023	3,513	976	2000	(j)
28435 Automation Blvd		Wixom, MI	—	621	—	3,662	628	3,655	4,283	827	2004	(j)
32200 N Avis Drive		Madison Heights, MI	—	503	3,367	(1,376)	195	2,299	2,494	857	2005	(j)
100 Kay Industrial Drive		Rion Township, MI	—	677	2,018	78	685	2,088	2,773	741	2005	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

11800 Sears Drive	Livonia, MI	—	693	1,507	1,195	476	2,919	3,395	1,304	2005	(j)
1099 Chicago Road	Troy, MI	—	1,277	1,332	(1,291)	303	1,015	1,318	239	2005	(j)
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,487	1,090	5,777	6,867	1,759	2006	(j)
200 Northpointe Drive	Orion Township, MI	—	723	2,063	36	734	2,088	2,822	775	2006	(j)
Houston
2102-2314 Edwards Street	Houston, TX	—	348	1,973	1,708	382	3,647	4,029	1,241	1997	(j)
3351 Rauch St	Houston, TX	—	272	1,541	497	278	2,032	2,310	709	1997	(j)
3801-3851 Yale St	Houston, TX	2,000	413	2,343	435	425	2,766	3,191	1,117	1997	(j)
3337-3347 Rauch Street	Houston, TX	—	227	1,287	454	233	1,735	1,968	617	1997	(j)
8505 N Loop East	Houston, TX	1,679	439	2,489	626	449	3,105	3,554	1,183	1997	(j)
4749-4799 Eastpark Dr	Houston, TX	2,481	594	3,368	1,290	611	4,641	5,252	1,741	1997	(j)
4851 Homestead Road	Houston, TX	3,264	491	2,782	1,573	504	4,342	4,846	1,560	1997	(j)
3365-3385 Rauch Street	Houston, TX	1,613	284	1,611	677	290	2,282	2,572	936	1997	(j)
5050 Campbell Road	Houston, TX	1,928	461	2,610	1,009	470	3,610	4,080	1,200	1997	(j)
4300 Pine Timbers	Houston, TX	2,804	489	2,769	741	499	3,500	3,999	1,369	1997	(j)
2500-2530 Fairway Park Drive	Houston, TX	3,371	766	4,342	2,027	792	6,343	7,135	2,290	1997	(j)
6550 Longpointe	Houston, TX	1,617	362	2,050	1,010	370	3,052	3,422	1,000	1997	(j)
1815 Turning Basin Dr	Houston, TX	1,859	487	2,761	687	531	3,404	3,935	1,337	1997	(j)
1819 Turning Basin Dr	Houston, TX	—	231	1,308	543	251	1,831	2,082	697	1997	(j)
1805 Turning Basin Dr	Houston, TX	2,203	564	3,197	902	616	4,047	4,663	1,599	1997	(j)
9835A Genard Road	Houston, TX	—	1,505	8,333	3,162	1,581	11,419	13,000	3,629	1999	(j)
9835B Genard Road	Houston, TX	—	245	1,357	827	256	2,173	2,429	788	1999	(j)
11505 State Highway 225	LaPorte City, TX	4,639	940	4,675	606	940	5,281	6,221	1,658	2005	(j)
1500 E. Main Street	Houston, TX	—	201	1,328	(26)	204	1,299	1,503	765	2005	(j)
700 Industrial Blvd	Sugar Land, TX	3,162	608	3,679	259	617	3,929	4,546	1,019	2007	(j)
7230-7238 Wynnwood	Houston, TX	—	254	764	152	259	911	1,170	315	2007	(j)
7240-7248 Wynnwood	Houston, TX	—	271	726	27	276	748	1,024	289	2007	(j)
7250-7260 Wynnwood	Houston, TX	—	200	481	115	203	593	796	191	2007	(j)
6400 Long Point	Houston, TX	—	188	898	(87)	188	811	999	248	2007	(j)
12705 S. Kirkwood, Ste 100-150	Stafford, TX	—	154	626	80	155	705	860	215	2007	(j)
12705 S. Kirkwood, Ste 200-220	Stafford, TX	—	404	1,698	282	393	1,991	2,384	643	2007	(j)
8850 Jameel	Houston, TX	—	171	826	41	171	867	1,038	289	2007	(j)
8800 Jameel	Houston, TX	—	163	798	(105)	124	732	856	249	2007	(j)
8700 Jameel	Houston, TX	—	170	1,020	(265)	120	805	925	201	2007	(j)
8600 Jameel	Houston, TX	—	163	818	58	163	876	1,039	280	2007	(j)
7967 Blankenship	Houston, TX	—	307	1,166	335	307	1,501	1,808	278	2010	(j)
8800 City Park Loop East	Houston, TX	23,585	3,717	19,237	—	3,717	19,237	22,954	2,570	2011	(j)
Indianapolis
1445 Brookville Way	Indianapolis, IN	—	459	2,603	1,007	476	3,593	4,069	1,476	1996	(j)
1440 Brookville Way	Indianapolis, IN	3,521	665	3,770	588	685	4,338	5,023	1,914	1996	(j)
1240 Brookville Way	Indianapolis, IN	—	247	1,402	369	258	1,760	2,018	792	1996	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

1345 Brookville Way	Indianapolis, IN	—	586	3,321	794	601	4,100	4,701	1,756	1996	(j)
1350 Brookville Way	Indianapolis, IN	—	205	1,161	310	212	1,464	1,676	681	1996	(j)
1341 Sadlier Circle South	Indianapolis, IN	—	131	743	198	136	936	1,072	386	1996	(j)
1322-1438 Sadlier Circle East	Indianapolis, IN	—	145	822	301	152	1,116	1,268	479	1996	(j)
1327-1441 Sadlier Circle West	Indianapolis, IN	—	218	1,234	558	225	1,785	2,010	674	1996	(j)
1304 Sadlier Circle West	Indianapolis, IN	—	71	405	189	75	590	665	261	1996	(j)
1402-1430 Sadlier Circle West	Indianapolis, IN	—	165	934	371	171	1,299	1,470	535	1996	(j)
1504 Sadlier Circle South	Indianapolis, IN	—	219	1,238	(112)	115	1,230	1,345	701	1996	(j)
1365-1367 Sadlier Way Circle East	Indianapolis, IN	—	121	688	136	91	854	945	351	1996	(j)
1352-1354 Sadlier Circle West	Indianapolis, IN	—	178	1,008	187	166	1,207	1,373	508	1996	(j)
1335 Sadlier Circle East	Indianapolis, IN	—	81	460	197	85	653	738	260	1996	(j)
1425 Sadlier Circle West	Indianapolis, IN	—	21	117	37	23	152	175	67	1996	(j)
6951 East 30th St	Indianapolis, IN	—	256	1,449	213	265	1,653	1,918	707	1996	(j)
6701 East 30th St	Indianapolis, IN	—	78	443	98	82	537	619	229	1996	(j)
6737 East 30th St	Indianapolis, IN	1,738	385	2,181	195	398	2,363	2,761	1,046	1996	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

Building Address	Location (City/State)	(a) Encumbrances	(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/13			Accumulated Depreciation 12/31/2013	Year Acquired/ Constructed	Depreciable Lives (Years)
			Land	Buildings and Improvements		Land	Building and Improvements	Total
		(In thousands)
6555 East 30th St	Indianapolis, IN	—	484	4,760	1,971	484	6,731	7,215	2,630	1996	(j)
8402-8440 E 33rd St	Indianapolis, IN	—	222	1,260	603	230	1,855	2,085	812	1996	(j)
8520-8630 E 33rd St	Indianapolis, IN	—	326	1,848	270	281	2,163	2,444	926	1996	(j)
8710-8768 E 33rd St	Indianapolis, IN	—	175	993	397	180	1,385	1,565	538	1996	(j)
3316-3346 N. Pagosa Court	Indianapolis, IN	—	325	1,842	458	332	2,293	2,625	921	1996	(j)
7901 West 21st St.	Indianapolis, IN	5,128	1,048	6,027	240	1,048	6,267	7,315	2,531	1997	(j)
1225 Brookville Way	Indianapolis, IN	—	60	—	416	68	408	476	166	1997	(j)
6751 E 30th St	Indianapolis, IN	2,391	728	2,837	235	741	3,059	3,800	1,213	1997	(j)
5705-97 Park Plaza Ct.	Indianapolis, IN	2,517	600	2,194	797	609	2,982	3,591	935	2003	(j)
9319-9341 Castlegate Drive	Indianapolis, IN	—	530	1,235	690	544	1,911	2,455	578	2003	(j)
1133 Northwest L Street	Richmond, IN	—	201	1,358	(195)	208	1,156	1,364	561	2006	(j)
14425 Bergen Blvd	Noblesville, IN	—	647	—	3,455	743	3,359	4,102	512	2007	(j)
Miami
4700 NW 15th Avenue	Ft. Lauderdale, FL	—	908	1,883	256	912	2,135	3,047	662	2007	(j)
4710 NW 15th Avenue	Ft. Lauderdale, FL	—	830	2,722	260	834	2,978	3,812	733	2007	(j)
4720 NW 15th Avenue	Ft. Lauderdale, FL	—	937	2,455	456	942	2,906	3,848	755	2007	(j)
4740 NW 15th Avenue	Ft. Lauderdale, FL	—	1,107	3,111	320	1,112	3,426	4,538	820	2007	(j)
4750 NW 15th Avenue	Ft. Lauderdale, FL	—	947	3,079	785	951	3,860	4,811	1,075	2007	(j)
4800 NW 15th Avenue	Ft. Lauderdale, FL	—	1,092	3,308	238	1,097	3,541	4,638	898	2007	(j)
6891 NW 74th Street	Medley, FL	—	857	3,428	3,986	864	7,407	8,271	1,346	2007	(j)
12601 &12605 NW 115th Avenue	Medley, FL	—	2,521	—	651	828	2,344	3,172	247	2008	(j)
Milwaukee
5355 South Westridge Drive	New Berlin, WI	5,334	1,630	7,058	(108)	1,646	6,934	8,580	1,481	2004	(j)
320-334 W. Vogel Avenue	Milwaukee, WI	2,731	506	3,199	(189)	508	3,008	3,516	1,312	2005	(j)
4950 South 6th Avenue	Milwaukee, WI	1,491	299	1,565	263	301	1,826	2,127	880	2005	(j)
W140 N9059 Lilly Road	Menomonee Falls, WI	—	343	1,153	99	366	1,229	1,595	361	2005	(j)
200 W. Vogel Avenue-Bldg B	Milwaukee, WI	1,689	301	2,150	(42)	302	2,107	2,409	916	2005	(j)
4921 S. 2nd Street	Milwaukee, WI	—	101	713	(214)	58	542	600	272	2005	(j)
1500 Peebles Drive	Richland Center, WI	—	1,577	1,018	(278)	1,528	789	2,317	640	2005	(j)
16600 West Glendale Ave	New Berlin, WI	2,360	704	1,923	877	715	2,789	3,504	1,286	2006	(j)
2905 S. 160th Street	New Berlin, WI	—	261	672	346	265	1,014	1,279	395	2007	(j)
2855 S. 160th Street	New Berlin, WI	—	221	628	120	225	744	969	244	2007	(j)
2485 Commerce Drive	New Berlin, WI	1,514	483	1,516	249	491	1,757	2,248	748	2007	(j)
14518 Whittaker Way	Menomonee Falls, WI	—	437	1,082	396	445	1,470	1,915	456	2007	(j)
N58W15380 Shawn Circle	Menomonee Falls, WI	—	1,188	—	16,949	1,204	16,933	18,137	2,473	2008	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	3,627	1,358	8,622	13,463	1,519	21,924	23,443	10,288	1994	(j)
7251-7267 Washington Avenue	Edina, MN	—	129	382	733	182	1,062	1,244	787	1994	(j)
7301-7325 Washington Avenue	Edina, MN	—	174	391	(1)	193	371	564	104	1994	(j)
7101 Winnetka Avenue South	Brooklyn Park, MN	5,765	2,195	6,084	3,923	2,228	9,974	12,202	6,834	1994	(j)
9901 West 74th Street	Eden Prairie, MN	3,306	621	3,289	3,089	639	6,360	6,999	5,278	1994	(j)
1030 Lone Oak Road	Eagan, MN	2,560	456	2,703	642	456	3,345	3,801	1,489	1994	(j)
1060 Lone Oak Road	Eagan, MN	3,290	624	3,700	560	624	4,260	4,884	1,985	1994	(j)
5400 Nathan Lane	Plymouth, MN	2,850	749	4,461	822	757	5,275	6,032	2,481	1994	(j)
10120 W 76th Street	Eden Prairie, MN	—	315	1,804	1,876	315	3,680	3,995	1,748	1995	(j)
12155 Nicollet Ave.	Burnsville, MN	—	286	—	1,827	288	1,825	2,113	796	1995	(j)
4100 Peavey Road	Chaska, MN	—	277	2,261	806	277	3,067	3,344	1,268	1996	(j)
5205 Highway 169	Plymouth, MN	—	446	2,525	767	578	3,160	3,738	1,409	1996	(j)
7100-7198 Shady Oak Road	Eden Prairie, MN	4,828	715	4,054	2,400	736	6,433	7,169	2,524	1996	(j)
7500-7546 Washington Avenue	Eden Prairie, MN	—	229	1,300	847	235	2,141	2,376	842	1996	(j)
7550-7586 Washington Avenue	Eden Prairie, MN	—	153	867	281	157	1,144	1,301	484	1996	(j)
5240-5300 Valley Industrial Blvd	Shakopee, MN	2,270	362	2,049	827	371	2,867	3,238	1,115	1996	(j)
500-530 Kasota Avenue SE	Minneapolis, MN	—	415	2,354	1,042	434	3,377	3,811	1,334	1998	(j)
2530-2570 Kasota Avenue	St. Paul, MN	—	407	2,308	836	441	3,110	3,551	1,186	1998	(j)
5775 12th Avenue	Shakopee, MN	4,108	590	—	5,270	590	5,270	5,860	1,871	1998	(j)
1157 Valley Park Drive	Shakopee, MN	—	760	—	6,592	888	6,464	7,352	2,352	1999	(j)
9600 West 76th Street	Eden Prairie, MN	2,317	1,000	2,450	378	1,034	2,794	3,828	848	2004	(j)
9700 West 76th Street	Eden Prairie, MN	3,243	1,000	2,709	871	1,038	3,542	4,580	1,072	2004	(j)
7600 69th Avenue	Greenfield, MN	—	1,500	8,328	1,387	1,510	9,705	11,215	3,234	2004	(j)
5017 Boone Avenue North	New Hope, MN	—	1,000	1,599	(100)	1,009	1,490	2,499	721	2005	(j)
2300 West Highway 13	Burnsville, MN	—	2,517	6,069	(1,692)	1,296	5,598	6,894	3,092	2005	(j)
1087 Park Place	Shakopee, MN	4,196	1,195	4,891	(666)	1,198	4,222	5,420	961	2005	(j)
5391 12th Avenue SE	Shakopee, MN	4,510	1,392	8,149	(501)	1,395	7,645	9,040	1,700	2005	(j)
4701 Valley Industrial Blvd S	Shakopee, MN	5,660	1,296	7,157	(379)	1,299	6,775	8,074	2,166	2005	(j)
7035 Winnetka Avenue North	Brooklyn Park, MN	4,260	1,275	—	6,469	1,343	6,401	7,744	1,081	2007	(j)
139 Eva Street	St. Paul, MN	—	2,132	3,105	90	2,175	3,152	5,327	806	2008	(j)
21900 Dodd Boulevard	Lakeville, MN	9,203	2,289	7,952	—	2,289	7,952	10,241	1,349	2010	(j)
Nashville
3099 Barry Drive	Portland, TN	—	418	2,368	(680)	248	1,858	2,106	988	1996	(j)
1931 Air Lane Drive	Nashville, TN	2,398	489	2,785	286	493	3,067	3,560	1,230	1997	(j)
4640 Cummings Park	Nashville, TN	2,113	360	2,040	613	365	2,648	3,013	884	1999	(j)
1740 River Hills Drive	Nashville, TN	2,898	848	4,383	558	888	4,901	5,789	1,681	2005	(j)
211 Ellery Court	Nashville, TN	2,832	606	3,192	258	616	3,440	4,056	902	2007	(j)
130 Maddox Road	Gallatin, TN	16,406	1,778	—	24,298	1,778	24,298	26,076	3,465	2008	(j)
Northern New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	704	503	3,419	3,922	1,371	1997	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

12 World's Fair Drive	Franklin, NJ	—	572	3,240	1,014	593	4,233	4,826	1,713	1997	(j)
22 World's Fair Drive	Franklin, NJ	—	364	2,064	379	375	2,432	2,807	954	1997	(j)
26 World's Fair Drive	Franklin, NJ	—	361	2,048	508	377	2,540	2,917	979	1997	(j)
24 World's Fair Drive	Franklin, NJ	—	347	1,968	471	362	2,424	2,786	948	1997	(j)
20 World's Fair Drive Lot 13	Sumerset, NJ	—	9	—	2,555	691	1,873	2,564	603	1999	(j)
45 Route 46	Pine Brook, NJ	—	969	5,491	906	978	6,388	7,366	2,048	2000	(j)
43 Route 46	Pine Brook, NJ	—	474	2,686	553	479	3,234	3,713	1,108	2000	(j)
39 Route 46	Pine Brook, NJ	—	260	1,471	196	262	1,665	1,927	536	2000	(j)
26 Chapin Road	Pine Brook, NJ	4,654	956	5,415	796	965	6,202	7,167	2,100	2000	(j)
30 Chapin Road	Pine Brook, NJ	4,494	960	5,440	521	969	5,952	6,921	1,961	2000	(j)
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	2,815	1,534	11,330	12,864	4,276	2000	(j)
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	540	396	2,739	3,135	883	2000	(j)
16 Chapin Rod	Pine Brook, NJ	3,538	885	5,015	569	901	5,568	6,469	1,819	2000	(j)
20 Chapin Road	Pine Brook, NJ	4,437	1,134	6,426	550	1,154	6,956	8,110	2,218	2000	(j)
2500 Main Street	Sayreville, NJ	3,534	944	—	4,535	944	4,535	5,479	1,244	2002	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

Building Address	Location (City/State)	(a) Encumbrances	(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/13			Accumulated Depreciation 12/31/2013	Year Acquired/ Constructed	Depreciable Lives (Years)
			Land	Buildings and Improvements		Land	Building and Improvements	Total
		(In thousands)
2400 Main Street	Sayreville, NJ	—	996	—	5,527	996	5,527	6,523	1,323	2003	(j)
309-313 Pierce Street	Somerset, NJ	3,478	1,300	4,628	1,020	1,309	5,639	6,948	1,743	2004	(j)
Philadelphia
3240 S. 78th Street	Philadelphia, PA	—	515	1,245	(513)	423	824	1,247	222	2005	(j)
2455 Boulevard of Generals	Norristown, PA	3,548	1,200	4,800	1,088	1,226	5,862	7,088	1,849	2008	(j)
Phoenix
1045 South Edward Drive	Tempe, AZ	—	390	2,160	155	396	2,309	2,705	805	1999	(j)
50 South 56th Street	Chandler, AZ	—	1,206	3,218	1,362	1,252	4,534	5,786	1,003	2004	(j)
4701 W. Jefferson	Phoenix, AZ	2,526	926	2,195	443	929	2,635	3,564	1,272	2005	(j)
7102 W. Roosevelt	Phoenix, AZ	—	1,613	6,451	389	1,620	6,833	8,453	1,971	2006	(j)
4137 West Adams Street	Phoenix, AZ	—	990	2,661	467	1,038	3,080	4,118	883	2006	(j)
245 W. Lodge	Tempe, AZ	—	898	3,066	(1,890)	362	1,712	2,074	650	2007	(j)
1590 E Riverview Dr.	Phoenix, AZ	4,809	1,293	5,950	401	1,292	6,352	7,644	1,171	2008	(j)
14131 N. Rio Vista Blvd	Peoria, AZ	—	2,563	9,388	1,160	2,563	10,548	13,111	2,294	2008	(j)
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	935	2,709	11,905	14,614	2,347	2008	(j)
3815 W. Washington St.	Phoenix, AZ	3,725	1,675	4,514	149	1,719	4,619	6,338	814	2008	(j)
9180 W. Buckeye Road	Tolleson, AZ	6,872	1,904	6,805	2,251	1,923	9,037	10,960	1,357	2008	(j)
Salt Lake City
1270 West 2320 South	West Valley, UT	—	138	784	144	143	923	1,066	334	1998	(j)
1275 West 2240 South	West Valley, UT	—	395	2,241	275	408	2,503	2,911	962	1998	(j)
1288 West 2240 South	West Valley, UT	—	119	672	128	123	796	919	293	1998	(j)
2235 South 1300 West	West Valley, UT	—	198	1,120	346	204	1,460	1,664	541	1998	(j)
1293 West 2200 South	West Valley, UT	—	158	896	248	163	1,139	1,302	412	1998	(j)
1279 West 2200 South	West Valley, UT	—	198	1,120	360	204	1,474	1,678	636	1998	(j)
1272 West 2240 South	West Valley, UT	—	336	1,905	415	347	2,309	2,656	891	1998	(j)
1149 West 2240 South	West Valley, UT	—	217	1,232	248	225	1,472	1,697	550	1998	(j)
1142 West 2320 South	West Valley, UT	—	217	1,232	168	225	1,392	1,617	518	1998	(j)
1152 West 2240 South	West Valley, UT	—	1,652	—	2,577	669	3,560	4,229	1,352	2000	(j)
1815-1957 South 4650 West	Salt Lake City, UT	7,372	1,707	10,873	451	1,713	11,318	13,031	2,650	2006	(j)
2100 Alexander Street	West Valley, UT	1,287	376	1,670	293	376	1,963	2,339	421	2007	(j)
2064 Alexander Street	West Valley, UT	2,076	864	2,771	138	869	2,904	3,773	819	2007	(j)
Seattle
1901 Raymond Ave SW	Renton, WA	1,362	4,458	2,659	722	4,594	3,245	7,839	827	2008	(j)
19014 64th Avenue South	Kent, WA	3,164	1,990	3,979	352	2,042	4,279	6,321	914	2008	(j)
18640 68th Avenue South	Kent, WA	544	1,218	1,950	374	1,258	2,284	3,542	630	2008	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

3480 Marginal Way	Seattle, WA	—	9,139	5,881	1,228	9,340	6,908	16,248	918	2008	(j)
Southern California
1944 Vista Bella Way	Rancho Domingue, CA	3,824	1,746	3,148	562	1,822	3,634	5,456	1,248	2005	(j)
2000 Vista Bella Way	Rancho Domingue, CA	1,390	817	1,673	287	853	1,924	2,777	653	2005	(j)
2835 East Ana Street	Rancho Domingue, CA	3,049	1,682	2,750	96	1,772	2,756	4,528	804	2005	(j)
16275 Technology Drive	San Diego, CA	—	2,848	8,641	244	2,859	8,874	11,733	2,002	2005	(j)
665 N. Baldwin Park Blvd.	City of Industry, CA	4,470	2,124	5,219	1,587	2,143	6,787	8,930	2,145	2006	(j)
27801 Avenue Scott	Santa Clarita, CA	7,499	2,890	7,020	788	2,902	7,796	10,698	2,084	2006	(j)
2610 & 2660 Columbia St	Torrance, CA	4,796	3,008	5,826	748	3,031	6,551	9,582	1,517	2006	(j)
433 Alaska Avenue	Torrance, CA	—	681	168	19	684	184	868	95	2006	(j)
4020 S. Compton Ave	Los Angeles, CA	—	3,800	7,330	71	3,825	7,376	11,201	1,629	2006	(j)
6305 El Camino Real	Carlsbad, CA	—	1,590	6,360	7,730	1,590	14,090	15,680	2,965	2006	(j)
2325 Camino Vida Roble	Carlsbad, CA	2,049	1,441	1,239	706	1,446	1,940	3,386	483	2006	(j)
2335 Camino Vida Roble	Carlsbad, CA	1,115	817	762	263	821	1,021	1,842	355	2006	(j)
2345 Camino Vida Roble	Carlsbad, CA	720	562	456	88	565	541	1,106	238	2006	(j)
2355 Camino Vida Roble	Carlsbad, CA	596	481	365	139	483	502	985	182	2006	(j)
2365 Camino Vida Roble	Carlsbad, CA	1,204	1,098	630	261	1,102	887	1,989	280	2006	(j)
2375 Camino Vida Roble	Carlsbad, CA	1,412	1,210	874	185	1,214	1,055	2,269	385	2006	(j)
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	728	2,895	2,649	5,544	852	2006	(j)
8572 Spectrum Lane	San Diego, CA	2,237	806	3,225	439	807	3,663	4,470	753	2007	(j)
13100 Gregg Street	Poway, CA	—	1,040	4,160	341	1,073	4,468	5,541	1,153	2007	(j)
21730-21748 Marilla St.	Chatsworth, CA	2,988	2,585	3,210	99	2,608	3,286	5,894	833	2007	(j)
8015 Paramount	Pico Rivera, CA	—	3,616	3,902	61	3,657	3,922	7,579	1,215	2007	(j)
3365 E. Slauson	Vernon, CA	—	2,367	3,243	40	2,396	3,254	5,650	1,062	2007	(j)
3015 East Ana	Rancho Domingue, CA	—	19,678	9,321	6,271	20,144	15,126	35,270	2,954	2007	(j)
19067 Reyes Ave	Rancho Domingue, CA	—	9,281	3,920	40	9,381	3,860	13,241	1,389	2007	(j)
24870 Nandina Avenue	Moreno Valley, CA	—	13,543	—	20,904	6,482	27,965	34,447	848	2012	(j)
1250 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,435	779	42	1,441	815	2,256	280	2007	(j)
1260 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,353	722	(844)	675	556	1,231	219	2007	(j)
1270 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,224	716	21	1,229	732	1,961	258	2007	(j)
1280 Rancho Conejo Blvd.	Thousand Oaks, CA	2,971	2,043	3,408	(233)	2,051	3,167	5,218	586	2007	(j)
1290 Rancho Conejo Blvd	Thousand Oaks, CA	2,559	1,754	2,949	(204)	1,761	2,738	4,499	512	2007	(j)
100 West Sinclair Street	Riverside, CA	—	4,894	3,481	(4,546)	1,819	2,010	3,829	1,165	2007	(j)
14050 Day Street	Moreno Valley, CA	3,376	2,538	2,538	290	2,565	2,801	5,366	668	2008	(j)
12925 Marlay Avenue	Fontana, CA	9,265	6,072	7,891	762	6,090	8,635	14,725	2,669	2008	(j)
18201-18291 Santa Fe	Rancho Domingue, CA	10,015	6,720	—	9,197	6,897	9,020	15,917	1,409	2008	(j)
1011 Rancho Conejo	Thousand Oaks, CA	5,629	7,717	2,518	(187)	7,752	2,296	10,048	852	2008	(j)
2300 Corporate Center Drive	Thousand Oaks, CA	—	6,506	4,885	(5,433)	3,236	2,722	5,958	803	2008	(j)
19021 S. Reyes Ave.	Rancho Domingue, CA	—	8,183	7,501	761	8,545	7,900	16,445	1,390	2008	(j)
6185 Kimball Ave	Chino, CA	—	6,385	—	12,335	6,382	12,338	18,720	297	2013	(j)
5555 Bandini Blvd	Bell, CA	—	32,536	—	20,668	32,540	20,664	53,204	128	2013	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

Southern New Jersey
2060 Springdale Road		Cherry Hill, NJ	—	258	1,436	795	258	2,231	2,489	916	1998	(j)
111 Whittendale Drive		Morrestown, NJ	1,933	522	2,916	425	522	3,341	3,863	1,095	2000	(j)
7851 Airport Highway		Pennsauken, NJ	—	160	508	381	162	887	1,049	313	2003	(j)
103 Central Avenue		Mt. Laurel, NJ	—	610	1,847	1,239	619	3,077	3,696	935	2003	(j)
7890 Airport Hwy/7015 Central		Pennsauken, NJ	1,182	300	989	543	425	1,407	1,832	814	2006	(j)
600 Creek Road		Delanco, NJ	—	2,125	6,504	(4,089)	1,557	2,983	4,540	596	2007	(j)
St. Louis
10431 Midwest Industrial Blvd		Olivette, MO	1,284	237	1,360	444	237	1,804	2,041	789	1994	(j)
10751 Midwest Industrial Boulevard		Olivette, MO	—	193	1,119	294	194	1,412	1,606	542	1994	(j)
6951 N Hanley	(d)	Hazelwood, MO	—	405	2,295	2,465	419	4,746	5,165	1,656	1996	(j)
1067-1083 Warson-Bldg A		St. Louis, MO	1,685	246	1,359	798	251	2,152	2,403	510	2002	(j)
1093-1107 Warson-Bldg B		St. Louis, MO	2,877	380	2,103	1,622	388	3,717	4,105	929	2002	(j)
1113-1129 Warson-Bldg C		St. Louis, MO	2,404	303	1,680	1,446	310	3,119	3,429	993	2002	(j)
1131-1151 Warson-Bldg D		St. Louis, MO	2,188	353	1,952	817	360	2,762	3,122	919	2002	(j)
6821-6857 Hazelwood Avenue		Berkeley, MO	—	985	6,205	556	985	6,761	7,746	1,946	2003	(j)
13701 Rider Trail North		Earth City, MO	—	800	2,099	710	804	2,805	3,609	883	2003	(j)
1908-2000 Innerbelt	(d)	Overland, MO	7,343	1,590	9,026	1,018	1,591	10,043	11,634	3,515	2004	(j)
9060 Latty Avenue		Berkeley, MO	—	687	1,947	(241)	694	1,699	2,393	1,354	2006	(j)
21-25 Gateway Commerce Center		Edwardsville, IL	—	1,874	31,958	(470)	1,902	31,460	33,362	6,418	2006	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

Building Address		Location (City/State)	(a) Encumbrances	(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/13			Accumulated Depreciation 12/31/2013	Year Acquired/ Constructed	Depreciable Lives (Years)
				Land	Buildings and Improvements		Land	Building and Improvements	Total
			(In thousands)
6647 Romiss Court		St. Louis, MO	—	230	681	(8)	241	662	903	210	2008	(j)
Tampa
5313 Johns Road		Tampa, FL	—	204	1,159	541	257	1,647	1,904	546	1997	(j)
5525 Johns Road		Tampa, FL	—	192	1,086	263	200	1,341	1,541	499	1997	(j)
5709 Johns Road		Tampa, FL	—	192	1,086	170	200	1,248	1,448	501	1997	(j)
5711 Johns Road		Tampa, FL	—	243	1,376	159	255	1,523	1,778	599	1997	(j)
5453 W Waters Avenue		Tampa, FL	—	71	402	147	82	538	620	217	1997	(j)
5455 W Waters Avenue		Tampa, FL	—	307	1,742	724	326	2,447	2,773	931	1997	(j)
5553 W Waters Avenue		Tampa, FL	—	307	1,742	353	326	2,076	2,402	822	1997	(j)
5501 W Waters Avenue		Tampa, FL	—	215	871	300	242	1,144	1,386	455	1997	(j)
5503 W Waters Avenue		Tampa, FL	—	98	402	313	110	703	813	321	1997	(j)
5555 W Waters Avenue		Tampa, FL	—	213	1,206	277	221	1,475	1,696	627	1997	(j)
5557 W Waters Avenue		Tampa, FL	—	59	335	52	62	384	446	150	1997	(j)
5461 W Waters Avenue		Tampa, FL	—	261	—	1,305	265	1,301	1,566	495	1998	(j)
5481 W Waters Avenue		Tampa, FL	—	558	—	2,498	561	2,495	3,056	977	1999	(j)
4515-4519 George Road		Tampa, FL	2,532	633	3,587	838	640	4,418	5,058	1,404	2001	(j)
6089 Johns Road		Tampa, FL	932	180	987	114	186	1,095	1,281	380	2004	(j)
6091 Johns Road		Tampa, FL	649	140	730	48	144	774	918	269	2004	(j)
6103 Johns Road		Tampa, FL	978	220	1,160	2	226	1,156	1,382	339	2004	(j)
6201 Johns Road		Tampa, FL	932	200	1,107	10	205	1,112	1,317	396	2004	(j)
6203 Johns Road		Tampa, FL	1,331	300	1,460	122	311	1,571	1,882	705	2004	(j)
6205 Johns Road		Tampa, FL	1,260	270	1,363	149	278	1,504	1,782	387	2004	(j)
6101 Johns Road		Tampa, FL	739	210	833	1	216	828	1,044	276	2004	(j)
4908 Tampa West Blvd		Tampa, FL	—	2,622	8,643	(820)	2,635	7,810	10,445	2,421	2005	(j)
11701 Belcher Road South		Largo, FL	—	1,657	2,768	(1,656)	852	1,917	2,769	637	2006	(j)
4900-4914 Creekside Drive	(h)	Clearwater, FL	—	3,702	7,338	(3,252)	2,245	5,543	7,788	1,867	2006	(j)
12345 Starkey Road		Largo, FL	—	898	2,078	(643)	599	1,734	2,333	606	2006	(j)
Other
5050 Kendrick Court		Grand Rapids, MI	—	1,721	11,433	(2,272)	988	9,894	10,882	7,052	1994	(j)
6266 Hurt Road		Horn Lake, MS	—	427	—	3,782	387	3,822	4,209	806	2004	(j)
6301 Hazeltine National Drive		Orlando, FL	3,809	909	4,613	203	920	4,805	5,725	1,693	2005	(j)
12626 Silicon Drive		San Antonio, TX	2,580	768	3,448	(216)	779	3,221	4,000	1,024	2005	(j)
3100 Pinson Valley Parkway		Birmingham, AL	—	303	742	(285)	225	535	760	186	2005	(j)
3730 Wheeler Avenue		Fort Smith, AR	—	720	2,800	(589)	583	2,348	2,931	736	2006	(j)
3200 Pond Station		Jefferson County, KY	—	2,074	—	9,896	2,120	9,850	11,970	1,734	2007	(j)

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

7501 NW 106th Terrace		Kansas City, MO	11,200	4,152	—	13,649		4,228	13,573	17,801	1,767	2008	(j)
600 Greene Drive		Greenville, KY	—	294	8,570	(727)		296	7,841	8,137	3,509	2008	(j)
Developments / Land Parcels
Developments / Land Parcels	(i)		—	110,525	—	3,584	(k)	101,859	12,250	114,109	1,515
Total			$580,215	$638,359	$1,477,133	$608,999		$610,802	$2,113,689	$2,724,491	$652,971

_______________________
NOTES:

(a)	See description of encumbrances in Note 7 of the Notes to Consolidated Financial Statements.

(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with FASB’s guidance on business combinations.

(c)	Improvements are net of the write-off of fully depreciated assets and impairment of real estate.

(d)	Comprised of two properties.

(e)	Comprised of three properties.

(f)	Comprised of four properties.

(g)	Comprised of five properties.

(h)	Comprised of eight properties.

(i)	These properties represent developable land and land parcels for which we receive ground lease income.

(j)	Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	7 to 50 years
Land Improvements	3 to 20 years
Tenant Improvements	Shorter of Lease Term or Useful Life

(k)	Includes foreign currency translation adjustments.
At December 31, 2013, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $2.7 billion (excluding construction in progress).

SCHEDULE III:
REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

The changes in investment in real estate, including investment in real estate held for sale, for the three years ended December 31, 2013 are as follows:

	2013	2012	2011
		(In thousands)
Balance, Beginning of Year	$2,773,501	$2,766,989	$2,791,667
Acquisition of Real Estate Assets	69,481	58,886	22,953
Construction Costs and Improvements	74,254	64,600	66,130
Disposition of Real Estate Assets	(136,705)	(90,794)	(86,732)
Impairment of Real Estate	(2,652)	(1,101)	2,079
Write-off of Fully Depreciated Assets	(29,700)	(25,079)	(29,108)
Balance, End of Year	$2,748,179	$2,773,501	$2,766,989
The changes in accumulated depreciation, including accumulated depreciation for real estate held for sale, for the three years ended December 31, 2013 are as follows:

	2013	2012	2011
		(In thousands)
Balance, Beginning of Year	$642,439	$609,986	$581,851
Depreciation for Year	83,835	88,123	85,849
Disposition of Assets	(43,603)	(30,591)	(28,606)
Write-off of Fully Depreciated Assets	(29,700)	(25,079)	(29,108)
Balance, End of Year	$652,971	$642,439	$609,986

SCHEDULE IV:
MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2013
(In thousands)

Description	Interest rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages *	Principal Amount of Loans Subject to Delinquent Principal or Interest
Borrower A	4.75%	3/31/2014	Interest monthly and principal at maturity	N/A	$9,800	$9,800	N/A
Borrower B	4.75%	12/26/2014	Interest monthly and principal at maturity	N/A	2,720	2,720	N/A
Borrower C	6.75%	6/30/2015	Interest and principal monthly	N/A	10,325	9,821	N/A
Borrower D	7.50%	12/22/2016	Interest and principal monthly	N/A	8,030	7,165	N/A
Borrower E	6.35%	6/30/2017	Interest and principal monthly	N/A	24,207	23,099	N/A
					$55,082	$52,605
_______________

*	Carrying amount includes all applicable accrued interest and accretion of discount to date, net of amounts reserved for loan losses.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance at Beginning of Period	$40,771	$47,420	$50,687
Additions During Period:
New Mortgage Loans	12,520	—	7,029
Accretion of Discount	64	64	64
Deductions During Period:
Provision for Loan Loss Reserve	(150)	—	—
Collections of Principal	(598)	(6,707)	(10,304)
Interest	(2)	(6)	(56)
Balance at Close of Period	$52,605	$40,771	$47,420

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
Date: February 27, 2014

By:	/s/ SCOTT A. MUSIL
Scott A. Musil
Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date: February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ W. EDWIN TYLER W. Edwin Tyler	Chairman of the Board of Directors	February 27, 2014

/s/ BRUCE W. DUNCAN Bruce W. Duncan	President, Chief Executive Officer and Director	February 27, 2014

/s/ MATTHEW DOMINSKI Matthew Dominski	Director	February 27, 2014

/s/ H. PATRICK HACKETT, JR. H. Patrick Hackett, Jr.	Director	February 27, 2014

/s/ JOHN E. RAU John E. Rau	Director	February 27, 2014

/s/ L. PETER SHARPE L. Peter Sharpe	Director	February 27, 2014