Form 10-Q
period 2014-03-31
FIRST INDUSTRIAL LP
filed 2014-05-06
CIK 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________________________
Form 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
______________________________________________
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

FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$613,140	$610,802
Buildings and Improvements	2,120,993	2,113,689
Construction in Progress	35,013	23,688
Less: Accumulated Depreciation	(668,134)	(652,971)
Net Investment in Real Estate	2,101,012	2,095,208
Investments in and Advances to Other Real Estate Partnerships	197,644	196,323
Cash and Cash Equivalents	3,049	6,518
Tenant Accounts Receivable, Net	6,376	4,746
Investments in Joint Ventures	846	907
Deferred Rent Receivable, Net	48,546	49,173
Deferred Financing Costs, Net	11,796	10,570
Deferred Leasing Intangibles, Net	27,272	26,581
Prepaid Expenses and Other Assets, Net	91,997	108,753
Total Assets	$2,488,538	$2,498,779
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$577,453	$580,215
Senior Unsecured Notes, Net	446,326	445,916
Unsecured Term Loan	200,000	—
Unsecured Credit Facility	52,000	173,000
Accounts Payable, Accrued Expenses and Other Liabilities	64,075	70,139
Deferred Leasing Intangibles, Net	11,716	11,879
Rents Received in Advance and Security Deposits	28,035	26,619
Distributions Payable	11,921	10,289
Total Liabilities	1,391,526	1,318,057
Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units	—	73,587
General Partner Units (110,133,568 and 109,980,850 units outstanding)	1,020,200	1,027,664
Limited Partners Units (4,465,469 and 4,597,313 units outstanding)	81,200	82,833
Accumulated Other Comprehensive Loss	(4,388)	(3,362)
Total Partners’ Capital	1,097,012	1,180,722
Total Liabilities and Partners’ Capital	$2,488,538	$2,498,779
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited)
	(In thousands except per Unit data)
Revenues:
Rental Income	$55,944	$54,372
Tenant Recoveries and Other Income	19,771	16,717
Total Revenues	75,715	71,089
Expenses:
Property Expenses	27,863	23,606
General and Administrative	5,533	6,456
Depreciation and Other Amortization	25,984	23,319
Total Expenses	59,380	53,381
Other Income (Expense):
Interest Income	724	586
Interest Expense	(17,724)	(17,648)
Amortization of Deferred Financing Costs	(759)	(802)
Mark-to-Market Loss on Interest Rate Protection Agreements	—	(4)
Loss from Retirement of Debt	—	(1,150)
Total Other Income (Expense)	(17,759)	(19,018)
Loss from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Income Tax (Provision) Benefit	(1,424)	(1,310)
Equity in Income of Other Real Estate Partnerships	3,094	2,172
Equity in Income of Joint Ventures	2,966	20
Income Tax (Provision) Benefit	(10)	62
Income from Continuing Operations	4,626	944
Discontinued Operations:
Income Attributable to Discontinued Operations	20	740
Gain (Loss) on Sale of Real Estate	432	(3,074)
Income (Loss) from Discontinued Operations	452	(2,334)
Income (Loss) Before Gain on Sale of Real Estate	5,078	(1,390)
Gain on Sale of Real Estate	—	262
Net Income (Loss)	5,078	(1,128)
Less: Preferred Unit Distributions	(1,019)	(3,837)
Less: Redemption of Preferred Units	(1,462)	—
Net Income (Loss) Available to Unitholders and Participating Securities	$2,597	$(4,965)

Basic and Diluted Earnings Per Unit:
Income (Loss) from Continuing Operations Available to Unitholders	$0.02	$(0.03)
Income (Loss) from Discontinued Operations Attributable to Unitholders	$0.00	$(0.02)
Net Income (Loss) Available to Unitholders	$0.02	$(0.05)
Distributions Per Unit	$0.1025	$0.085
Weighted Average Units Outstanding - Basic	114,245	105,477
Weighted Average Units Outstanding - Diluted	114,784	105,477

Net Income (Loss) Available to Unitholders Attributable to:
General Partner	$2,493	$(4,745)
Limited Partners	104	(220)
Net Income (Loss) Available to Unitholders and Participating Securities	$2,597	$(4,965)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited)
	(In thousands)
Net Income (Loss)	$5,078	$(1,128)
Mark-to-Market Loss on Interest Rate Protection Agreements	(1,604)	—
Amortization of Interest Rate Protection Agreements	628	585
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	183
Foreign Currency Translation Adjustment	(50)	2
Comprehensive Income (Loss)	$4,052	$(358)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Preferred Units	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2013	$73,587	$1,027,664	$82,833	$(3,362)	$1,180,722
Redemption of Preferred Units	(73,587)	—	—	—	(73,587)
Stock Based Compensation Activity	—	130	—	—	130
Conversion of Limited Partner Units to General Partner Units	—	1,279	(1,279)	—	—
Common Unit Distributions	—	(11,366)	(458)	—	(11,824)
Preferred Unit Distributions	(2,481)	—	—	—	(2,481)
Net Income	2,481	2,493	104	—	5,078
Other Comprehensive Loss	—	—	—	(1,026)	(1,026)
Balance as of March 31, 2014	$—	$1,020,200	$81,200	$(4,388)	$1,097,012
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$5,078	$(1,128)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	20,704	19,987
Amortization of Deferred Financing Costs	759	802
Other Amortization	7,557	7,524
Provision for Bad Debt	650	164
Equity in Income of Joint Ventures	(2,966)	(20)
Distributions from Joint Ventures	962	—
(Gain) Loss on Sale of Real Estate	(432)	2,812
Loss from Retirement of Debt	—	1,150
Mark-to-Market Loss on Interest Rate Protection Agreements	—	4
Equity in Income of Other Real Estate Partnerships	(3,094)	(2,172)
Distributions from Investment in Other Real Estate Partnerships	3,094	2,172
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(3,702)	(1,557)
Decrease (Increase) in Deferred Rent Receivable	628	(1,300)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(8,296)	(9,246)
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	—	(856)
Cash Book Overdraft	1,237	—
Net Cash Provided by Operating Activities	22,179	18,336
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(13,262)	(9,745)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(17,646)	(22,649)
Net Proceeds from Sales of Investments in Real Estate	1,191	10,670
Investments in and Advances to Other Real Estate Partnerships	(9,092)	(10,396)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	7,771	6,821
Contributions to and Investments in Joint Ventures	—	(18)
Distributions from Joint Ventures	2,074	—
Repayments of Notes Receivable	17,080	152
Increase in Escrows	(258)	(256)
Net Cash Used in Investing Activities	(12,142)	(25,421)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance and Redemption Costs	(2,034)	(98)
Unit Contributions	—	132,258
Repurchase and Retirement of Restricted Units	(1,475)	(2,401)
Common Unit Distributions Paid	(9,740)	—
Preferred Unit Distributions Paid	(1,471)	(4,289)
Redemption of Preferred Units	(75,000)	—
Payments on Interest Rate Swap Agreement	—	(305)
Repayments on Mortgage Loans Payable	(2,756)	(17,319)
Repayments of Senior Unsecured Notes	—	(3,995)
Proceeds from Unsecured Term Loan	200,000	—
Proceeds from Unsecured Credit Facility	105,000	52,000
Repayments on Unsecured Credit Facility	(226,000)	(132,000)
Net Cash (Used in) Provided by Financing Activities	(13,476)	23,851
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(30)	(14)
Net (Decrease) Increase in Cash and Cash Equivalents	(3,439)	16,766
Cash and Cash Equivalents, Beginning of Year	6,518	4,357
Cash and Cash Equivalents, End of Year	$3,049	$21,109
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per Unit data)
1. Organization and Formation of Partnership
First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") which owns common units in the Operating Partnership ("Units") representing an approximate 96.1% ownership interest at March 31, 2014. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 3.9% interest in the Operating Partnership at March 31, 2014. Operations are also conducted through other partnerships and limited liability companies ("LLCs") of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the LLCs, the "Consolidated Operating Partnership"), the operating data of which is consolidated with that of the Operating Partnership as presented herein. Unless the context otherwise requires, the terms "we," "us" and "our" refer to First Industrial, L.P. and its controlled subsidiaries.
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
We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). At March 31, 2014, the 2003 Net Lease Joint Venture owned two industrial properties comprising approximately 0.9 million square feet of gross leasable area ("GLA") and the 2007 Europe Joint Venture did not own any properties.
The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.
As of March 31, 2014, we owned 587 industrial properties located in 24 states, containing an aggregate of approximately 55.1 million square feet of GLA. On a combined basis, as of March 31, 2014, the Other Real Estate Partnerships owned 64 industrial properties containing an aggregate of approximately 8.1 million square feet of GLA.

2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2013 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2013 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2013 audited consolidated financial statements included in our 2013 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 2014 and December 31, 2013, and the reported amounts of revenues and expenses for the three months ended March 31, 2014 and 2013. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of March 31, 2014 and December 31, 2013, and the results of our operations and comprehensive income for each of the three months ended March 31, 2014 and 2013, and our cash flows for each of the three months ended March 31, 2014 and 2013, and all adjustments are of a normal recurring nature.

Recent Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods within those annual periods and is to be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. Upon adoption, we anticipate the disposition of properties, as well as the classification of properties held for sale, will generally no longer meet the guidance to be classified as discontinued operations.
3. Investment in Real Estate
Acquisitions
During the three months ended March 31, 2014, we acquired one industrial property comprising approximately 0.3 million square feet of GLA. The purchase price of this acquisition totaled approximately $13,400, excluding costs incurred in conjunction with the acquisition of the industrial property. The purchase price was allocated as follows:

Three Months Ended March 31, 2014
Land	$2,635
Building and Improvements	8,157
Other Assets	551
Deferred Leasing Intangibles, Net	2,057
Total Purchase Price	$13,400
Intangible Assets (Liabilities) Subject To Amortization in the Period of Acquisition
The fair value at the date of acquisition of in-place leases, tenant relationships and above and below market leases recorded due to the real estate property acquired for the three months ended March 31, 2014, which are recorded as deferred leasing intangibles, are as follows:

Three Months Ended March 31, 2014
In-Place Leases	$1,562
Tenant Relationships	$899
Above Market Leases	$219
Below Market Leases	$(623)
The weighted average life recorded at the time of acquisition as a result of the real estate property acquired for the three months ended March 31, 2014 in months of in-place leases and tenant relationships and above and below market leases is as follows:

Three Months Ended March 31, 2014
In-Place Leases	77
Tenant Relationships	137
Above Market Leases	83
Below Market Leases	75
Sales and Discontinued Operations
During the three months ended March 31, 2014, we sold one industrial property comprising approximately 0.03 million square feet of GLA. Gross proceeds from the sale of the industrial property were approximately $1,335. The gain on sale of real estate was approximately $432. The one sold industrial property meets the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the one industrial property sold is included in discontinued operations.
Loss from discontinued operations for the three months ended March 31, 2013 reflects the results of operations of the one industrial property that was sold during the three months ended March 31, 2014, the results of operations of the 65 industrial properties that were sold during the year ended December 31, 2013 and the net loss on sale of real estate relating to four industrial properties that were sold during the three months ended March 31, 2013.
The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Total Revenues	$38	$3,388
Property Expenses	(15)	(1,392)
Depreciation and Amortization	(3)	(1,256)
Gain (Loss) on Sale of Real Estate	432	(3,074)
Income (Loss) from Discontinued Operations	$452	$(2,334)
At March 31, 2014 and December 31, 2013, we had notes receivable and accrued interest outstanding, issued in connection with sales of industrial properties, of approximately $35,516 and $52,605, net of a discount of $0 and $191, respectively, which are included as a component of prepaid expenses and other assets. At March 31, 2014 and December 31, 2013, the fair value of the notes receivable, including accrued interest, was $37,482 and $53,482, respectively. The fair values of our notes receivable were determined by discounting the future cash flows using the current rates at which similar loans would be made to other borrowers based on similar remaining maturities. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair values of our notes receivable was primarily based upon Level 3 inputs, as discussed hereafter.

4. Investments in and Advances to Other Real Estate Partnerships
The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.
Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:
Condensed Combined Balance Sheets:

	March 31, 2014	December 31, 2013
ASSETS
Assets:
Net Investment in Real Estate	$273,223	$276,294
Note Receivable	17,023	119,364
Other Assets, Net	32,591	33,234
Total Assets	$322,837	$428,892
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$97,233	$97,675
Other Liabilities, Net	9,765	13,795
Partners’ Capital	215,839	317,422
Total Liabilities and Partners’ Capital	$322,837	$428,892
Operating Partnership’s Share of Equity	$214,914	$316,188
Basis Differentials (1)	(17,270)	(119,865)
Carrying Value of the Operating Partnership’s Investments in Other Real Estate Partnerships	$197,644	$196,323
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

Condensed Combined Statements of Operations:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Total Revenues	$10,453	$9,535
Property Expenses	(3,451)	(3,052)
Depreciation and Other Amortization	(2,788)	(2,985)
Interest Income	615	1,319
Interest Expense	(1,322)	(1,315)
Amortization of Deferred Financing Costs	(45)	(52)
Income from Continuing Operations	3,462	3,450
Discontinued Operations:
(Loss) Income Attributable to Discontinued Operations	(22)	76
Gain on Sale of Real Estate	303	—
Income from Discontinued Operations	281	76
Net Income	$3,743	$3,526
5. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at March 31, 2014	Effective Interest Rate at Issuance	Maturity Date
	March 31, 2014	December 31, 2013
Mortgage Loans Payable, Net	$577,453	$580,215	4.03% – 8.26%	4.03% – 8.26%	October 2014 – September 2022
Unamortized Premiums	(109)	(115)
Mortgage Loans Payable, Gross	$577,344	$580,100
Senior Unsecured Notes, Net
2016 Notes	$159,580	$159,566	5.750%	5.91%	1/15/2016
2017 Notes	54,962	54,960	7.500%	7.52%	12/1/2017
2027 Notes	6,066	6,066	7.150%	7.11%	5/15/2027
2028 Notes	31,883	31,883	7.600%	8.13%	7/15/2028
2032 Notes	10,514	10,514	7.750%	7.87%	4/15/2032
2014 Notes	81,536	81,149	6.420%	6.54%	6/1/2014
2017 II Notes	101,785	101,778	5.950%	6.37%	5/15/2017
Subtotal	$446,326	$445,916
Unamortized Discounts	570	980
Senior Unsecured Notes, Gross	$446,896	$446,896
Unsecured Term Loan	$200,000	N/A	1.905%	1.905%	1/29/2021
Unsecured Credit Facility*	$52,000	$173,000	1.654%	1.654%	9/29/2017
* The maturity date may be extended an additional year at our election, subject to certain restrictions.
Mortgage Loans Payable, Net
As of March 31, 2014, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $721,671. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of March 31, 2014.

Unsecured Term Loan
On January 29, 2014, we entered into a seven-year, $200,000 unsecured loan (the "Unsecured Term Loan") with a syndicate of financial institutions. The Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR, as defined in the loan agreement, plus a specified spread based on our leverage ratio or credit ratings. We also entered into interest rate swap agreements, with an aggregate notional value of $200,000, to effectively convert the Unsecured Term Loan's LIBOR rate to a fixed rate. See Note 11 for more information on the interest rate swap agreements.
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years ending March 31, and thereafter:

Amount
Remainder of 2014	$108,763
2015	34,726
2016	266,262
2017	218,783
2018	126,951
Thereafter	520,755
Total	$1,276,240
Our unsecured revolving credit facility, (the "Unsecured Credit Facility"), Unsecured Term Loan and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and Unsecured Term Loan, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that we were in compliance with all covenants relating to the Unsecured Credit Facility, Unsecured Term Loan and indentures governing our senior unsecured notes as of March 31, 2014. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs.

Fair Value
At March 31, 2014 and December 31, 2013, the fair value of our indebtedness was as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$577,453	$606,014	$580,215	$585,449
Senior Unsecured Debt, Net	446,326	485,040	445,916	482,781
Unsecured Term Loan	200,000	200,000	N/A	N/A
Unsecured Credit Facility	52,000	52,088	173,000	173,000
Total	$1,275,779	$1,343,142	$1,199,131	$1,241,230
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured debt was determined by using rates, as advised by our bankers in certain cases, that are based upon recent trades within the same series of the senior unsecured debt, recent trades for senior unsecured debt with comparable maturities, recent trades for fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility and Unsecured Term Loan was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for each of our mortgage loans payable, senior unsecured debt, Unsecured Term Loan and Unsecured Credit Facility was primarily based upon Level 3 inputs, as discussed hereafter.

6. Partners’ Capital
Preferred Contributions
On March 6, 2014, the Company redeemed all 50,000 depositary shares, each representing 1/100th of a share, of the Company's 6.236%, Series F Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series F Preferred Stock"), at a redemption price of $1,000.00 per depositary share, and paid a quarterly dividend of $11.3299 per depositary share, totaling $566. An equivalent number of Series F Cumulative Preferred Units (the "Series F Preferred Units") were redeemed on March 6, 2014 as well.
On March 31, 2014, the Company redeemed all 25,000 depositary shares, each representing 1/100th of a share, of the Company's 7.236%, Series G Flexible Cumulative Redeemable Preferred Stock, $0.01 par value (the "Series G Preferred Stock"), at a redemption price of $1,000.00 per depositary share, and paid a semi-annual dividend of $36.18 per depositary share, totaling $905. An equivalent number of Series G Cumulative Preferred Units (the "Series G Preferred Units") were redeemed on March 31, 2014 as well.
The initial offering costs associated with the issuance of the Series F and Series G Preferred Units, as well as costs associated with the redemptions, totaled $1,462 and are reflected as a deduction from net income in determining earnings per unit for the three months ended March 31, 2014.
The Company has 10,000,000 shares of preferred stock authorized. At March 31, 2014 and December 31, 2013, the Company has 0 and 750 shares of preferred stock outstanding, respectively.
Unit Contributions
During the three months ended March 31, 2014, 131,844 limited partnership units were converted into an equivalent number of general partnership units, resulting in a reclassification of $1,279 between Limited Partners Units and General Partner Units.
Distributions
The coupon rate of our Series F Preferred Units reset every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury ("CMT") Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the period January 1, 2014 through March 6, 2014 (the redemption date), the coupon rate was 6.275%.
The following table summarizes distributions accrued during the three months ended March 31, 2014:

Total Distribution
General Partner/Limited Partner Units	$11,824
Series F Preferred Units	$566
Series G Preferred Units	$453
7. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2014 and the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2013	$(3,481)	$119	$(3,362)
Other Comprehensive Loss Before Reclassifications	(2,337)	(50)	(2,387)
Amounts Reclassified from Accumulated Other Comprehensive Loss	1,361	—	1,361
Net Current Period Other Comprehensive Loss	(976)	(50)	(1,026)
Balance as of March 31, 2014	$(4,457)	$69	$(4,388)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	$628	$585	Interest Expense
Settlement Payments to our Counterparties (see Note 11)	733	—	Interest Expense
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	183	Loss from Retirement of Debt
	$1,361	768	Total

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $860 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, amounts relating to settlement amounts on the Swaps, as defined in Note 11, will also be reclassified to net income.

8. Supplemental Information to Statements of Cash Flows

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Interest Expense Capitalized in Connection with Development Activity	$380	$754
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on General and Limited Partner Units	$11,921	$9,536
Distribution Payable on Preferred Units	$—	$4,289
Exchange of Limited Partnership Units for General Partnership Units:
Limited Partnership Units	$(1,279)	$—
General Partnership Units	1,279	—
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$138	$—
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$11,657	$11,353
Write-off of Fully Depreciated Assets	$(8,210)	$(10,348)

9. Earnings Per Unit ("EPU")
The computation of basic and diluted EPU is presented below:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Numerator:
Income from Continuing Operations	$4,626	$944
Gain on Sale of Real Estate	—	262
Income from Continuing Operations Allocable to Participating Securities	(26)	(36)
Preferred Unit Distributions	(1,019)	(3,837)
Redemption of Preferred Units	(1,462)	—
Income (Loss) from Continuing Operations Available to Unitholders	$2,119	$(2,667)
Income (Loss) from Discontinued Operations	$452	$(2,334)
Income from Discontinued Operations Allocable to Participating Securities	(5)	—
Income (Loss) from Discontinued Operations Attributable to Unitholders	$447	$(2,334)
Net Income (Loss) Available to Unitholders and Participating Securities	$2,597	$(4,965)
Net Income Allocable to Participating Securities	(31)	(36)
Net Income (Loss) Available to Unitholders	$2,566	$(5,001)
Denominator:
Weighted Average Units—Basic	114,245	105,477
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards	539	—
Weighted Average Units—Diluted	114,784	105,477
Basic and Diluted EPU:
Income (Loss) from Continuing Operations Available to Unitholders	$0.02	$(0.03)
Income (Loss) from Discontinued Operations Attributable to Unitholders	$0.00	$(0.02)
Net Income (Loss) Available to Unitholders	$0.02	$(0.05)
Participating securities include Units that correspond to the Company's 349,331 and 490,591 of unvested restricted stock awards outstanding at March 31, 2014 and 2013, respectively, which participate in non-forfeitable distributions of the Operating Partnership. Under the two class method, participating security holders are allocated income, in proportion to total weighted average units outstanding, based upon the greater of net income (after reduction for preferred unit distributions and redemption of preferred units) or common distributions declared.
The number of weighted average units—diluted is the same as the number of weighted average units—basic for the three months ended March 31, 2013, as the effect of the 383,500 restricted stock unit awards outstanding at March 31, 2013 which do not participate in non-forfeitable dividends of the Company was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders.
Effective July 1, 2013, the Board of Directors granted performance awards ("LTIP Unit Awards") to certain officers and employees. At March 31, 2014, 712,424 LTIP Unit Awards were outstanding and are included in the calculation of diluted EPU. There were 73,400 other outstanding restricted unit awards outstanding at March 31, 2014 that are not included in the calculation of diluted EPU for the three months ended March 31, 2014, as the market condition contained within the restricted unit awards had not been achieved as of March 31, 2014. These restricted unit awards could be dilutive in future periods.
10. Stock Based Compensation
During the three months ended March 31, 2014, we awarded 115,587 shares of restricted stock awards to certain employees, which had a fair value of $2,064 on the date of approval by the Compensation Committee of the Board of Directors and/or the Board of Directors. We issued Units to the Company in the same amounts. These restricted stock awards vest over a period of three years. Compensation expense will be charged to earnings over the vesting period for the shares expected to vest.
During the three months ended March 31, 2014, we also awarded 184,218 shares of restricted stock awards to certain members of management, however, these shares are contingent upon obtaining shareholder approval on May 7, 2014. Units will be issued to the Company in the same amounts. No expense associated with the contingent shares has been recognized for the three months ended March 31, 2014. Once issued, one-third of the contingent shares will vest each year with the last tranche to vest on January 1, 2017 and compensation expense will be charged to earnings over the vesting period for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of the share.
If vesting of a recipient's restricted stock awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During the three months ended March 31, 2014 and 2013, we recognized $0 and $1,008 of compensation expense related to restricted stock awards granted to our Chief Executive Officer for which future service was not required.
During the three months ended March 31, 2014 and 2013, we recognized $1,575 and $1,826 in amortization related to restricted stock and unit awards, of which $19 and $9, respectively, was capitalized in connection with development activities. At March 31, 2014, we had $7,614 in unrecognized compensation related to unvested restricted stock and unit awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.93 years.
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
In connection with origination of the Unsecured Term Loan (see Note 5), during January 2014, we entered into four interest rate swaps, with an aggregate notional value of $200,000, to manage our exposure to changes in the one month LIBOR rate (the “Swaps”). The Swaps fix the LIBOR rate at a weighted average rate of 2.29% and mature on January 29, 2021.We designated the Swaps as cash flow hedges.
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
The following table sets forth our financial liabilities related to the Swaps, which are included in Accounts Payable, Accrued Expenses and Other Liabilities, Net on the accompanying consolidated balance sheet and are accounted for at fair value on a recurring basis as of March 31, 2014:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Swaps	$(1,604)	—	(1,604)	$—
There was no ineffectiveness recorded on the Swaps during the three months ended March 31, 2013. See Note 7 for more information.
The estimated fair value of the Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty’s non-performance risk. We determined that the significant inputs used to value the Swaps fell within Level 2 of the fair value hierarchy.

12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial buildings. At March 31, 2014, we have six industrial buildings totaling approximately 1.8 million square feet of GLA that are under construction. The estimated total construction costs as of March 31, 2014 are approximately $94,600. Of this amount, approximately $52,000 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.
13. Subsequent Events
Subsequent events were evaluated and it was determined that there were no events that required disclosure within these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.
In addition, the following discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations are generally identifiable by use of the words "believe," "expect," "intend," "plan," "anticipate," "estimate," "project," "seek," "target," "potential," "focus," "may," "should" or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to: changes in national, international, regional and local economic conditions generally and real estate markets specifically; changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities (including the Internal Revenue Service); the Company's ability to qualify and maintain its status as a real estate investment trust; the availability and attractiveness of financing (including both public and private capital) to us and to our potential counterparties; the availability and attractiveness of terms of additional debt repurchases; interest rates; our credit agency ratings; our ability to comply with applicable financial covenants; competition; changes in supply and demand for industrial properties (including land, the supply and demand for which is inherently more volatile than other types of industrial property) in the Operating Partnership's current and proposed market areas; difficulties in identifying and consummating acquisitions and dispositions; our ability to manage the integration of properties we acquire; risks related to our investments in properties through joint ventures; environmental liabilities; slippages in development or lease-up schedules; tenant creditworthiness; higher-than-expected costs; changes in asset valuations and related impairment charges; changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; international business risks and those additional factors described under the heading "Risk Factors" and elsewhere in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2013, and in this quarterly report. We caution you not to place undue reliance on forward looking statements, which reflect our analysis only and speak only as of the date of this report or the dates indicated in the statements. We assume no obligation to update or supplement forward-looking statements. Unless the context otherwise requires, the terms "we," "us" and "our" refer to First Industrial, L.P. and its controlled subsidiaries.
GENERAL
First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") which owns common units in the Operating Partnership ("Units") representing an approximate 96.1% ownership interest at March 31, 2014. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 3.9% interest in the Operating Partnership at March 31, 2014. Operations are also conducted through other partnerships and limited liability companies ("LLCs") of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the LLCs, the "Consolidated Operating Partnership"), the operating data of which is consolidated with that of the Operating Partnership as presented herein.
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
We also own noncontrolling equity interests in, and provide services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). At March 31, 2014, the 2003 Net Lease Joint Venture owned two industrial properties comprising approximately 0.9 million square feet of gross leasable area ("GLA") and the 2007 Europe Joint Venture did not own any properties.

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.
As of March 31, 2014, we owned 587 industrial properties located in 24 states, containing an aggregate of approximately 55.1 million square feet of GLA. On a combined basis, as of March 31, 2014, the Other Real Estate Partnerships owned 64 industrial properties containing an aggregate of approximately 8.1 million square feet of GLA.

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
MANAGEMENT'S OVERVIEW
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
We utilize a portion of the net sales proceeds from property sales, borrowings under our unsecured credit facility (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt and finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and to fund acquisitions and developments or through the issuance, when and as warranted, of additional equity securities. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our capital stock and debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of the Company’s capital stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock could be adversely affected.
RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
Our net income (loss) available to unitholders and participating securities was $2.6 million and $(5.0) million for the three months ended March 31, 2014 and 2013, respectively. Basic and diluted net income (loss) available to unitholders was $0.02 per Unit and $(0.05) per Unit for the three months ended March 31, 2014 and 2013, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three months ended March 31, 2014 and 2013. Same store properties are properties owned prior to January 1, 2013 and held as an operating property through March 31, 2014 and developments and redevelopments that were placed in service prior to January 1, 2013 or were substantially completed for the 12 months prior to January 1, 2013. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions (that are less than 75% occupied at the date of acquisition), developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2012 and held as an operating property through March 31, 2014. Sold properties are properties that were sold subsequent to December 31, 2012. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2013 or b) stabilized prior to January 1, 2013. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

For the three months ended March 31, 2014 and 2013, the average occupancy rates of our same store properties were 92.0% and 90.1%, respectively.

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$73,611	$70,705	$2,906	4.1%
Acquired Properties	1,080	—	1,080	—
Sold Properties	38	3,388	(3,350)	(98.9)%
(Re) Developments and Land, Not Included Above	553	51	502	984.3%
Other	471	333	138	41.4%
	$75,753	$74,477	$1,276	1.7%
Discontinued Operations	(38)	(3,388)	3,350	(98.9)%
Total Revenues	$75,715	$71,089	$4,626	6.5%
Revenues from same store properties increased $2.9 million primarily due to increases in occupancy and tenant recoveries, partially offset by an increase in the straight-line rent reserve for doubtful accounts. Revenues from acquired properties increased $1.1 million due to the two leased industrial properties acquired subsequent to December 31, 2012 totaling approximately 0.9 million square feet of GLA. Revenues from sold properties decreased $3.4 million due to the 66 industrial properties sold subsequent to December 31, 2012 totaling approximately 2.9 million square feet of GLA. Revenues from (re)developments and land increased $0.5 million due to an increase in occupancy. Other revenues remained relatively unchanged.

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$24,807	$21,628	$3,179	14.7%
Acquired Properties	582	—	582	—
Sold Properties	15	1,392	(1,377)	(98.9)%
(Re) Developments and Land, Not Included Above	585	84	501	596.4%
Other	1,889	1,894	(5)	(0.3)%
	$27,878	$24,998	$2,880	11.5%
Discontinued Operations	(15)	(1,392)	1,377	(98.9)%
Total Property Expenses	$27,863	$23,606	$4,257	18.0%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $3.2 million primarily due to higher snow removal costs incurred during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the mild 2013 winter as well an increase in bad debt expense. Property expenses from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2012. Property expenses from sold properties decreased $1.4 million due to properties sold subsequent to December 31, 2012. Property expenses from (re)developments and land increased $0.5 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense decreased $0.9 million, or 14.3%, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to the acceleration of expense recorded during 2013 related to restricted stock held by the Company’s CEO in connection with the terms of his employment agreement that was entered into in December 2012 as well as a decrease in legal expense.

	Three Months Ended
	March 31,
	2014	2013	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$24,641	$23,061	$1,580	6.9%
Acquired Properties	900	—	900	—
Sold Properties	3	1,256	(1,253)	(99.8)%
(Re) Developments and Land, Not Included Above	321	50	271	542.0%
Corporate Furniture, Fixtures and Equipment	122	208	(86)	(41.3)%
	$25,987	$24,575	$1,412	5.7%
Discontinued Operations	(3)	(1,256)	1,253	(99.8)%
Total Depreciation and Other Amortization	$25,984	$23,319	$2,665	11.4%
Depreciation and other amortization for same store properties increased $1.6 million due to accelerated depreciation and amortization taken during the three months ended March 31, 2014, attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $0.9 million due to properties acquired subsequent to December 31, 2012. Depreciation and other amortization from sold properties decreased $1.3 million due to properties sold subsequent to December 31, 2012. Depreciation and other amortization for (re)developments and land increased $0.3 million primarily due to an increase in developments that were placed in service. Corporate furniture, fixtures and equipment depreciation expense decreased $0.1 million due to assets becoming fully depreciated.
Interest income increased $0.1 million, or 23.5%, primarily due to an increase in the weighted average note receivable balance outstanding for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Interest expense increased $0.1 million, or 0.4%, primarily due to an increase in the weighted average debt balance outstanding for the three months ended March 31, 2014 ($1,254.4 million) as compared to the three months ended March 31, 2013 ($1,217.1 million) and a decrease in capitalized interest of $0.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to a decrease in development activities, offset by a decrease in the weighted average interest rate for the three months ended March 31, 2014 (5.85%) as compared to the three months ended March 31, 2013 (6.13%).
Amortization of deferred financing costs remained relatively unchanged.
In October 2008, we entered into an interest rate swap agreement (the "Series F Agreement") to mitigate our exposure to floating interest rates related to the coupon reset of our Series F Flexible Cumulative Preferred Units (the "Series F Preferred Units"). The Series F Agreement had a notional value of $50.0 million and fixed the 30 year Treasury constant maturity treasury rate at 5.2175%. We recorded $0.004 million in mark-to-market net loss, inclusive of $0.3 million in swap payments, for the three months ended March 31, 2013. The Series F Agreement matured on October 1, 2013.
For the three months ended March 31, 2013, we recognized a net loss from retirement of debt of $1.2 million due to the partial repurchase of a certain series of our senior unsecured notes and the early payoff of certain mortgage loans.
Equity in income of other real estate partnerships increased $0.9 million, or 42.4%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to an increase in gain on sale of real estate for the three months ended March 31, 2014 as compared to March 31, 2013.
Equity in income of joint ventures increased $2.9 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to an increase in our pro rata share of gain on sale of real estate on property sales from the 2003 Net Lease Joint Venture.
The income tax provision remained relatively unchanged.

The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
	($ in 000’s)
Total Revenues	$38	$3,388
Property Expenses	(15)	(1,392)
Depreciation and Amortization	(3)	(1,256)
Gain (Loss) on Sale of Real Estate	432	(3,074)
Income (Loss) from Discontinued Operations	$452	$(2,334)
Income from discontinued operations for the three months ended March 31, 2014 reflects the results of operations and gain on sale of real estate relating to the one industrial property that was sold during the three months ended March 31, 2014.
Loss from discontinued operations for the three months ended March 31, 2013 reflects the net loss on sale of real estate relating to four industrial properties that were sold during the three months ended March 31, 2013, the results of operations of 65 industrial properties that were sold during the year ended December 31, 2013 and the results of operations of the one industrial property that was sold during the three months ended March 31, 2014.
The $0.3 million gain on sale of real estate for the three months ended March 31, 2013 resulted from the sale of two land parcels that did not meet the criteria for inclusion in discontinued operations.
LEASING ACTIVITY
The following table provides a summary of our leasing activity for the three months ended March 31, 2014. The table does not include month to month leases or leases with terms less than twelve months.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Average GAAP Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
New Leases	48	805	$4.10	(1.3)%	5.3	$4.13	N/A
Renewal Leases	94	2,114	$5.29	11.7%	4.1	$1.42	63.0%
Development	3	31	$6.63	N/A	7.5	N/A	N/A
Total / Weighted Average	145	2,950	$4.98	8.6%	4.5	$2.11	63.0%
_______________

(1)	Average GAAP rent is the average rent calculated in accordance with GAAP, over the term of the lease.

(2)
GAAP basis rent growth is a ratio of the change in net effective rent (on a GAAP basis, including straight-line rent adjustments as required by GAAP) compared to the net effective rent (on a GAAP basis) of the comparable lease. New leases where there were no prior comparable leases are excluded.

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
During the three months ended March 31, 2014, we signed 39 new leases with free rent periods during the lease term on 0.7 million square feet of GLA. Total free rent concessions of $0.7 million are associated with these new leases. Additionally, during the three months ended March 31, 2014, we signed 7 renewal leases with free rent periods during the lease term on 0.3 million square feet of GLA. Total concessions of $0.3 million are associated with these renewal leases.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2014, our cash and cash equivalents were approximately $3.0 million. We also had $573.0 million available for additional borrowings under our Unsecured Credit Facility.
We have considered our short-term (through March 31, 2015) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 2014 Notes, in the aggregate principal amount of $81.8 million, are due June 2, 2014. Also, we have $60.1 million in mortgage loans payable outstanding at March 31, 2014 that mature or we anticipate prepaying prior to March 31, 2015. We expect to satisfy these payment obligations prior to March 31, 2015 with borrowings under our Unsecured Credit Facility. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company’s REIT qualification under the Code and distributions approved by the Company’s Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional Units or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after March 31, 2015) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional Units and preferred Units, subject to market conditions.
We also financed the development and acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At March 31, 2014, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.654%. As of May 5, 2014, we had approximately $543.0 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of March 31, 2014, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2014.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Ba1/BB+, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Three Months Ended March 31, 2014
Net cash provided by operating activities of approximately $22.2 million for the three months ended March 31, 2014, was comprised primarily of the non-cash adjustments of approximately $29.9 million, a book overdraft of approximately $1.2 million and net income of approximately $5.1 million, offset by the net change in operating assets and liabilities of approximately $12.0 million and equity in income of Joint Ventures in excess of distributions of approximately $2.0 million. The adjustments for the non-cash items of approximately $29.9 million are primarily comprised of depreciation and amortization of approximately $29.0 million, the provision for bad debt of approximately $0.7 million and the effect of the straight-lining of rental income of approximately $0.6 million, offset by the gain on sale of real estate of approximately $0.4 million.
Net cash used in investing activities of approximately $12.1 million for the three months ended March 31, 2014, was comprised primarily of investments in and advances to the Other Real Estate Partnerships, the acquisition of one industrial property comprising approximately 0.3 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities and an increase in escrows, offset by the net proceeds from the sale of real estate, distributions from the Other Real Estate Partnerships in excess of equity in income, the repayments on our notes receivable and distributions from our Joint Ventures.
During the three months ended March 31, 2014, we sold one industrial property comprising approximately 0.03 million square feet of GLA. Proceeds from the sale of the one industrial property, net of closing costs, were approximately $1.2 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2014.
Net cash used in financing activities of approximately $13.5 million for the three months ended March 31, 2014, was comprised primarily of the redemption of our Series F Preferred Units and Series G Cumulative Preferred Units (the "Series G Preferred Units"), repayments on our mortgage loans payable, general and limited partnership Unit and preferred general partnership Unit distributions, payments of debt issuance costs, the repurchase and retirement of restricted Units and net repayments on our Unsecured Credit Facility, offset by proceeds from the unsecured term loan.
During the three months ended March 31, 2014, we entered into a seven-year, $200.0 million unsecured term loan (the "Unsecured Term Loan").
During the three months ended March 31, 2014, the Company redeemed all 50,000 depositary shares of the Company's Series F Flexible Cumulative Redeemable Preferred Stock for $50.0 million and paid a quarterly dividend of $11.3299 per depositary share, totaling approximately $0.6 million. An equivalent number of Series F Preferred Units were redeemed during the three months ended March 31, 2014 as well. Additionally, during the three months ended March 31, 2014, the Company redeemed all 25,000 depositary shares of the Company's Series G Flexible Cumulative Redeemable Preferred Stock for $25.0 million and paid a semi-annual dividend of $36.18 per depositary share, totaling approximately $0.9 million. An equivalent number of Series G Preferred Units were redeemed during the three months ended March 31, 2014 as well.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward- looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.
Interest Rate Risk
This analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at March 31, 2014 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At March 31, 2014, $1,223.8 million (95.9% of total debt at March 31, 2014) of our debt was fixed rate debt (includes $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate derivative contracts) and $52.0 million (4.1% of total debt at March 31, 2014) of our debt was variable rate debt. At March 31, 2013, $1,109.5 million (98.4% of total debt at March 31, 2013) of our debt was fixed rate debt and $18.0 million (1.6% of total debt at March 31, 2013) of our debt was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of March 31, 2014, we had approximately $52.0 million of variable rate debt outstanding indexed to LIBOR rates (excluding the $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate derivative contracts). If the LIBOR rates relevant to our variable rate debt were to increase 10%, we estimate that our interest expense during the three months ended March 31, 2014 would increase by approximately $0.01 million based on our average outstanding floating-rate debt during the three months ended March 31, 2014. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $1.8 million during the three months ended March 31, 2014.
As of March 31, 2014, the estimated fair value of our debt was approximately $1,343.1 million based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of March 31, 2014, we had outstanding interest rate cash flow hedges with a notional amount of $200.0 million which mitigate our exposure to our Unsecured Term Loan's variable interest rate which is based upon LIBOR, as defined in the debt agreement. Currently, we do not enter into financial instruments for trading or other speculative purposes.

Foreign Currency Exchange Rate Risk
Owning industrial property outside of the United States exposes the Operating Partnership to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At March 31, 2014, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
Subsequent events were evaluated and it was determined that there were no events that required disclosure within these financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Response to this item is included in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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
None.
Item 1A. Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibits	Description

10.1
Unsecured Term Loan Agreement dated as of January 29, 2014 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 29, 2014, File No. 1-13102)

10.2
Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 13, 2014 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on March 13, 2014, File No. 1-13102)

31.1*
Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*
Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**
Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant's sold general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
Its Sole General Partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil
Chief Financial Officer (Principal Financial Officer)
Date: May 5, 2014

EXHIBIT INDEX

Exhibits	Description

10.1
Unsecured Term Loan Agreement dated as of January 29, 2014 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 29, 2014, File No. 1-13102)

10.2
Distribution Agreement among the Company, First Industrial, L.P. and Wells Fargo Securities, LLC dated March 13, 2014 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on March 13, 2014, File No. 1-13102)

31.1*
Certification of the Principal Executive Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*
Certification of the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant’s sole general partner, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**
Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant's sold general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________________

*	Filed herewith.

**	Furnished herewith.