Form 10-Q
period 2014-06-30
FIRST INDUSTRIAL LP
filed 2014-07-30
CIK 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________________________
Form 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In thousands except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$617,764	$610,802
Buildings and Improvements	2,162,810	2,113,689
Construction in Progress	18,526	23,688
Less: Accumulated Depreciation	(681,929)	(652,971)
Net Investment in Real Estate	2,117,171	2,095,208
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Other Amortization of $1,565 and $0	4,058	—
Investments in and Advances to Other Real Estate Partnerships	194,308	196,323
Cash and Cash Equivalents	4,149	6,518
Tenant Accounts Receivable, Net	5,610	4,746
Investments in Joint Venture	91	907
Deferred Rent Receivable, Net	49,221	49,173
Deferred Financing Costs, Net	10,896	10,570
Deferred Leasing Intangibles, Net	29,341	26,581
Prepaid Expenses and Other Assets, Net	85,800	108,753
Total Assets	$2,500,645	$2,498,779
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$539,057	$580,215
Senior Unsecured Notes, Net	364,814	445,916
Unsecured Term Loan	200,000	—
Unsecured Credit Facility	187,000	173,000
Accounts Payable, Accrued Expenses and Other Liabilities	71,494	70,139
Deferred Leasing Intangibles, Net	11,576	11,879
Rents Received in Advance and Security Deposits	27,659	26,619
Distributions Payable	11,891	10,289
Total Liabilities	1,413,491	1,318,057
Commitments and Contingencies	—	—
Partners’ Capital:
General Partner Preferred Units	—	73,587
General Partner Units (110,517,616 and 109,980,850 units outstanding)	1,013,068	1,027,664
Limited Partners Units (4,459,850 and 4,597,313 units outstanding)	80,854	82,833
Accumulated Other Comprehensive Loss	(6,768)	(3,362)
Total Partners’ Capital	1,087,154	1,180,722
Total Liabilities and Partners’ Capital	$2,500,645	$2,498,779
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Unaudited)
	(In thousands except per Unit data)
Revenues:
Rental Income	$57,321	$55,087	$113,114	$109,329
Tenant Recoveries and Other Income	18,821	17,073	38,620	33,767
Total Revenues	76,142	72,160	151,734	143,096
Expenses:
Property Expenses	24,774	23,673	52,647	47,224
General and Administrative	7,068	5,388	12,601	11,844
Depreciation and Other Amortization	25,421	25,175	51,345	48,430
Total Expenses	57,263	54,236	116,593	107,498
Other Income (Expense):
Interest Income	690	621	1,414	1,207
Interest Expense	(17,620)	(17,284)	(35,344)	(34,932)
Amortization of Deferred Financing Costs	(760)	(788)	(1,519)	(1,590)
Mark-to-Market Gain on Interest Rate Protection Agreements	—	56	—	52
Loss from Retirement of Debt	(493)	(4,222)	(493)	(5,372)
Total Other Income (Expense)	(18,183)	(21,617)	(35,942)	(40,635)
Income (Loss) from Continuing Operations Before Equity in Income of Other Real Estate Partnerships, Equity in Income of Joint Ventures and Income Tax (Provision) Benefit	696	(3,693)	(801)	(5,037)
Equity in Income of Other Real Estate Partnerships	2,516	2,399	5,610	4,571
Equity in Income of Joint Ventures	556	27	3,522	47
Income Tax (Provision) Benefit	(79)	(3)	(89)	59
Income (Loss) from Continuing Operations	3,689	(1,270)	8,242	(360)
Discontinued Operations:
Income (Loss) Attributable to Discontinued Operations	256	(818)	349	(44)
Gain on Sale of Real Estate	282	13,481	714	10,407
Income from Discontinued Operations	538	12,663	1,063	10,363
Income Before Gain on Sale of Real Estate	4,227	11,393	9,305	10,003
Gain on Sale of Real Estate	—	—	—	262
Net Income	4,227	11,393	9,305	10,265
Less: Preferred Unit Distributions	—	(2,277)	(1,019)	(6,114)
Less: Redemption of Preferred Units	—	(3,546)	(1,462)	(3,546)
Net Income Available to Unitholders and Participating Securities	$4,227	$5,570	$6,824	$605
Basic and Diluted Earnings Per Unit:
Income (Loss) from Continuing Operations Available to Unitholders	$0.03	$(0.06)	$0.05	$(0.09)
Income from Discontinued Operations Attributable to Unitholders	$0.01	$0.11	$0.01	$0.10
Net Income Available to Unitholders	$0.04	$0.05	$0.06	$0.01
Distributions Per Unit	$0.1025	$0.0850	$0.2050	$0.1700
Weighted Average Units Outstanding - Basic	114,278	112,808	114,262	109,163
Weighted Average Units Outstanding - Diluted	114,867	112,808	114,826	109,163
Net Income Available to Unitholders Attributable to:
General Partner	$4,062	$5,325	$6,555	$580
Limited Partners	165	245	269	25
Net Income Available to Unitholders and Participating Securities	$4,227	$5,570	$6,824	$605
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Unaudited)
	(In thousands)
Net Income	$4,227	$11,393	$9,305	$10,265
Mark-to-Market Loss on Interest Rate Protection Agreements	(2,893)	—	(4,497)	—
Amortization of Interest Rate Protection Agreements	468	598	1,096	1,183
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	916	—	1,099
Foreign Currency Translation Adjustment	45	(46)	(5)	(44)
Comprehensive Income	$1,847	$12,861	$5,899	$12,503
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Preferred Units	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2013	$73,587	$1,027,664	$82,833	$(3,362)	$1,180,722
Redemption of Preferred Units	(73,587)	—	—	—	(73,587)
Stock Based Compensation Activity	—	237	—	—	237
Conversion of Limited Partner Units to General Partner Units	—	1,333	(1,333)	—	—
Common Unit Distributions	—	(22,721)	(915)	—	(23,636)
Preferred Unit Distributions	(2,481)	—	—	—	(2,481)
Net Income	2,481	6,555	269	—	9,305
Other Comprehensive Loss	—	—	—	(3,406)	(3,406)
Balance as of June 30, 2014	$—	$1,013,068	$80,854	$(6,768)	$1,087,154
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,305	$10,265
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	41,694	41,334
Amortization of Deferred Financing Costs	1,519	1,590
Other Amortization	16,179	14,155
Impairment of Real Estate	—	1,605
Provision for Bad Debt	632	484
Equity in Income of Joint Ventures	(3,522)	(47)
Distributions from Joint Ventures	1,881	—
Gain on Sale of Real Estate	(714)	(10,669)
Loss from Retirement of Debt	493	5,372
Mark-to-Market Gain on Interest Rate Protection Agreements	—	(52)
Equity in Income of Other Real Estate Partnerships	(5,610)	(4,571)
Distributions from Investment in Other Real Estate Partnerships	5,610	4,571
Increase in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(6,379)	(249)
Increase in Deferred Rent Receivable	(147)	(2,283)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(11,711)	(16,545)
Payments of Premiums, Discounts and Prepayment Penalties Associated with Retirement of Debt	(10,552)	(3,990)
Cash Book Overdraft	367	—
Net Cash Provided by Operating Activities	39,045	40,970
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(31,125)	(47,293)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(41,770)	(43,767)
Net Proceeds from Sales of Investments in Real Estate	1,501	50,375
Investments in and Advances to Other Real Estate Partnerships	(11,963)	(24,646)
Distributions from Other Real Estate Partnerships in Excess of Equity in Income	13,978	12,864
Contributions to and Investments in Joint Ventures	(13)	(18)
Distributions from Joint Ventures	2,469	—
Repayments of Notes Receivable	26,946	295
Increase in Escrows	(514)	(409)
Net Cash Used in Investing Activities	(40,491)	(52,599)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance and Redemption Costs	(2,060)	(311)
Unit Contributions	—	174,081
Repurchase and Retirement of Restricted Units	(2,060)	(2,732)
Common Unit Distributions Paid	(21,582)	(9,540)
Preferred Unit Distributions Paid	(1,471)	(6,114)
Redemption of Preferred Units	(75,000)	(100,000)
Payments on Interest Rate Swap Agreement	—	(598)
Repayments on Mortgage Loans Payable	(41,145)	(24,429)
Repayments of Senior Unsecured Notes	(71,578)	(28,965)
Proceeds from Unsecured Term Loan	200,000	—
Proceeds from Unsecured Credit Facility	262,000	194,000
Repayments on Unsecured Credit Facility	(248,000)	(184,000)
Net Cash (Used in) Provided by Financing Activities	(896)	11,392
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(27)	(43)
Net Decrease in Cash and Cash Equivalents	(2,342)	(237)
Cash and Cash Equivalents, Beginning of Year	6,518	4,357
Cash and Cash Equivalents, End of Year	$4,149	$4,077
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per Unit data)
1. Organization and Formation of Partnership
First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") which owns common units in the Operating Partnership ("Units") representing an approximate 96.1% ownership interest at June 30, 2014. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 3.9% interest in the Operating Partnership at June 30, 2014. Operations are also conducted through other partnerships and limited liability companies ("LLCs") of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the LLCs, the "Consolidated Operating Partnership"), the operating data of which is consolidated with that of the Operating Partnership as presented herein. Unless the context otherwise requires, the terms "we," "us" and "our" refer to First Industrial, L.P. and its controlled subsidiaries.
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
We also own noncontrolling equity interests in, and provide various services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). At June 30, 2014, the 2003 Net Lease Joint Venture owned one industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA") and the 2007 Europe Joint Venture did not own any properties.
The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.
As of June 30, 2014, we owned 590 industrial properties located in 24 states, containing an aggregate of approximately 56.2 million square feet of GLA. On a combined basis, as of June 30, 2014, the Other Real Estate Partnerships owned 63 industrial properties containing an aggregate of approximately 8.1 million square feet of GLA.

2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2013 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2013 Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2013 audited consolidated financial statements included in our 2013 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2014 and December 31, 2013, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2014 and 2013. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2014 and December 31, 2013, the results of our operations and comprehensive income for each of the three and six months ended June 30, 2014 and 2013, and our cash flows for each of the six months ended June 30, 2014 and 2013; all adjustments are of a normal recurring nature.

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the potential effects on the consolidated financial statements.
3. Investment in Real Estate
Acquisitions
During the six months ended June 30, 2014, we acquired three industrial properties comprising approximately 0.5 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $31,101, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels. The purchase price of the industrial properties and land parcels acquired was allocated as follows:

Six Months Ended June 30, 2014
Land	$7,695
Building and Improvements	16,946
Other Assets	897
Deferred Leasing Intangibles, Net	5,563
Total Purchase Price	$31,101
Intangible Assets (Liabilities) Subject To Amortization in the Period of Acquisition
The fair value at the date of acquisition of in-place leases, tenant relationships, a below market ground lease obligation and above and below market leases recorded due to the real estate properties acquired for the six months ended June 30, 2014, which are recorded as deferred leasing intangibles, are as follows:

Six Months Ended June 30, 2014
In-Place Leases	$2,660
Tenant Relationships	$1,620
Above Market Leases	$219
Below Market Ground Lease Obligation	$1,854
Below Market Leases	$(790)
The weighted average life, in months, of in-place leases, tenant relationships, a below market ground lease obligation and above and below market leases recorded at the time of acquisition as a result of the real estate properties acquired for the six months ended June 30, 2014 is as follows:

Six Months Ended June 30, 2014
In-Place Leases	71
Tenant Relationships	130
Above Market Leases	83
Below Market Ground Lease Obligation	480
Below Market Leases	71

Sales and Discontinued Operations
During the six months ended June 30, 2014, we sold two industrial properties comprising approximately 0.03 million square feet of GLA. Gross proceeds from the sales of the industrial properties were approximately $1,655. The gain on sale of real estate was approximately $714. The two sold industrial properties meet the criteria to be included in discontinued operations. Therefore the results of operations and gain on sale of real estate for the two industrial properties sold are included in discontinued operations.
At June 30, 2014, we had two industrial properties comprising approximately 0.1 million square feet of GLA held for sale. The results of operations of these industrial properties held for sale at June 30, 2014 are included in discontinued operations. There can be no assurance that such industrial properties held for sale will be sold.
Income from discontinued operations for the six months ended June 30, 2013 reflects the results of operations of the two industrial properties that were sold during the six months ended June 30, 2014, the results of operations of the 65 industrial properties that were sold during the year ended December 31, 2013, the results of operations of the two industrial properties identified as held for sale at June 30, 2014 and the net gain on sale of real estate relating to 12 industrial properties that were sold during the six months ended June 30, 2013.
The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Total Revenues	$154	$3,181	$315	$6,722
Property Expenses	161	(1,309)	156	(2,756)
Impairment of Real Estate	—	(1,605)	—	(1,605)
Depreciation and Other Amortization	(59)	(1,085)	(122)	(2,405)
Gain on Sale of Real Estate	282	13,481	714	10,407
Income from Discontinued Operations	$538	$12,663	$1,063	$10,363
At June 30, 2014 and December 31, 2013, we had notes receivable and accrued interest outstanding, issued in connection with sales of industrial properties, of approximately $25,656 and $52,605, net of a discount of $0 and $191, respectively, which are included as a component of prepaid expenses and other assets. At June 30, 2014 and December 31, 2013, the fair value of the notes receivable, including accrued interest, was $26,190 and $53,482, respectively. The fair values of our notes receivable were determined by discounting the future cash flows using the current rates at which similar loans would be made to other borrowers based on similar remaining maturities. The current market rates we utilized were internally estimated; therefore, we have concluded that our determination of fair values of our notes receivable was primarily based upon Level 3 inputs.
Impairment Charges
The impairment charges of $1,605 recorded during the three and six months ended June 30, 2013, which are included in discontinued operations, were due to marketing certain properties for sale and our assessment of the likelihood and timing of a potential sale transaction.
The following table presents information about our real estate assets that were measured at fair value on a non-recurring basis and for which impairment charges were recorded during the six months ended June 30, 2013. The table indicates the fair value hierarchy of the valuation techniques we utilized to determine fair value.

	Fair Value Measurements on a Non-Recurring Basis Using:
Description	At June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total Impairment for the Six Months Ended
Sold Operating Properties	$6,993	—	—	$6,993	$(1,605)

The following table presents quantitative information about the Level 3 fair value measurements at June 30, 2013.

Quantitative Information about Level 3 Fair Value Measurements:
Description	Fair Value	Valuation Technique	Unobservable Inputs	Range
Four industrial properties comprising approximately 0.3 million square feet of GLA	$6,993	Contracted Price	(A)	N/A

(A)	The fair value for the properties was based upon the value of a third party purchase contract or letter of intent, which was subject to our corroboration for reasonableness.

4. Investments in and Advances to Other Real Estate Partnerships
The investments in and advances to Other Real Estate Partnerships reflects the Operating Partnership’s limited partnership equity interests in the entities referred to in Note 1 to these consolidated financial statements.
Summarized condensed financial information as derived from the financial statements of the Other Real Estate Partnerships is presented below:
Condensed Combined Balance Sheets:

	June 30, 2014	December 31, 2013
ASSETS
Assets:
Net Investment in Real Estate	$270,901	$276,294
Note Receivable	17,023	119,364
Other Assets, Net	31,131	33,234
Total Assets	$319,055	$428,892
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$92,081	$97,675
Other Liabilities, Net	14,479	13,795
Partners’ Capital	212,495	317,422
Total Liabilities and Partners’ Capital	$319,055	$428,892
Operating Partnership’s Share of Equity	$211,580	$316,188
Basis Differential (1)	(17,272)	(119,865)
Carrying Value of the Operating Partnership’s Investments in Other Real Estate Partnerships	$194,308	$196,323
_____________________

(1)
This amount represents the aggregate difference between the Operating Partnership’s historical cost basis and the basis reflected at the Other Real Estate Partnerships’ level. The basis differential relates to the elimination of a note receivable and related accrued interest between a Other Real Estate Partnership and wholly owned subsidiaries of the Operating Partnership.

Condensed Combined Statements of Operations:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Total Revenues	$10,118	$9,666	$20,571	$19,161
Property Expenses	(3,062)	(2,936)	(6,496)	(5,975)
Depreciation and Other Amortization	(3,087)	(2,976)	(5,867)	(5,945)
Interest Income	447	1,253	1,062	2,572
Interest Expense	(1,304)	(1,147)	(2,626)	(2,462)
Amortization of Deferred Financing Costs	(43)	(45)	(88)	(97)
Loss from Retirement of Debt	(130)	(214)	(130)	(214)
Income from Continuing Operations	2,939	3,601	6,426	7,040
Discontinued Operations:
Income (Loss) Attributable to Discontinued Operations	22	54	(25)	141
Gain on Sale of Real Estate	38	—	341	—
Income from Discontinued Operations	60	54	316	141
Net Income	$2,999	$3,655	$6,742	$7,181
5. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at June 30, 2014	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2014	December 31, 2013
Mortgage Loans Payable, Net	$539,057	$580,215	4.03% – 8.26%	4.03% – 8.26%	January 2015 – September 2022
Unamortized Premiums	(102)	(115)
Mortgage Loans Payable, Gross	$538,955	$580,100
Senior Unsecured Notes, Net
2016 Notes	$159,594	$159,566	5.750%	5.91%	1/15/2016
2017 Notes	54,963	54,960	7.500%	7.52%	12/1/2017
2027 Notes	6,066	6,066	7.150%	7.11%	5/15/2027
2028 Notes	31,883	31,883	7.600%	8.13%	7/15/2028
2032 Notes	10,516	10,514	7.750%	7.87%	4/15/2032
2014 Notes	—	81,149	N/A	N/A	6/1/2014
2017 II Notes	101,792	101,778	5.950%	6.37%	5/15/2017
Subtotal	$364,814	$445,916
Unamortized Discounts	288	980
Senior Unsecured Notes, Gross	$365,102	$446,896
Unsecured Term Loan	$200,000	N/A	1.901%	1.901%	1/29/2021
Unsecured Credit Facility*	$187,000	$173,000	1.652%	1.652%	9/29/2017
* The maturity date may be extended an additional year at our election, subject to certain restrictions.
Mortgage Loans Payable, Net
During the three months ended June 30, 2014, we paid off and retired prior to maturity mortgage loans payable in the amount of $35,637. In connection with these prepayments, we recognized $493 as loss from retirement of debt for the three and six months ended June 30, 2014.

As of June 30, 2014, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $677,089. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of June 30, 2014.
Senior Unsecured Notes, Net
During the three months ended June 30, 2014, we paid off and retired our 2014 Notes, at maturity, in the amount of $81,794.
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
Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years as of June 30, 2014 and thereafter:

Amount
Remainder of 2014	$5,268
2015	34,270
2016	250,030
2017	353,783
2018	126,951
Thereafter	520,755
Total	$1,291,057
Our unsecured revolving credit facility (the "Unsecured Credit Facility"), Unsecured Term Loan and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and Unsecured Term Loan, an event of default can also occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that we were in compliance with all covenants relating to the Unsecured Credit Facility, Unsecured Term Loan and indentures governing our senior unsecured notes as of June 30, 2014. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders in a manner that could impose and cause us to incur material costs.

Fair Value
At June 30, 2014 and December 31, 2013, the fair value of our indebtedness was as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$539,057	$568,595	$580,215	$585,449
Senior Unsecured Debt, Net	364,814	403,458	445,916	482,781
Unsecured Term Loan	200,000	200,000	N/A	N/A
Unsecured Credit Facility	187,000	187,296	173,000	173,000
Total	$1,290,871	$1,359,349	$1,199,131	$1,241,230
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured debt was determined by using rates, as advised by our bankers in certain cases, that are based upon recent trades within the same series of the senior unsecured debt, recent trades for senior unsecured debt with comparable maturities, recent trades for fixed rate unsecured debt from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility and Unsecured Term Loan was

determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for each of our mortgage loans payable, senior unsecured debt, Unsecured Term Loan and Unsecured Credit Facility was primarily based upon Level 3 inputs.
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
The initial offering costs associated with the issuance of the Series F and Series G Preferred Units, as well as costs associated with the redemptions, totaled $1,462 and are reflected as a deduction from net income in determining earnings per unit for the six months ended June 30, 2014.
The Company has 10,000,000 shares of preferred stock authorized. At June 30, 2014 and December 31, 2013, the Company had 0 and 750 shares of preferred stock outstanding, respectively.
Unit Contributions
During the six months ended June 30, 2014 and 2013, 137,463 and 85,028, respectively, limited partnership units were converted into an equivalent number of general partnership units, resulting in a reclassification of $1,333 and $804 between Limited Partners Units and General Partner Units.
Distributions
The coupon rate of our Series F Preferred Units reset every quarter at 2.375% plus the greater of (i) the 30 year Treasury constant maturity treasury ("CMT") Rate, (ii) the 10 year Treasury CMT Rate or (iii) 3-month LIBOR. For the period January 1, 2014 through March 6, 2014 (the redemption date), the coupon rate was 6.275%.
The following table summarizes distributions accrued during the six months ended June 30, 2014:

Total Distribution
General Partner/Limited Partner Units	$23,636
Series F Preferred Units	$566
Series G Preferred Units	$453

7. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2014 and the reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2013	$(3,481)	$119	$(3,362)
Other Comprehensive Loss Before Reclassifications	(6,309)	(5)	(6,314)
Amounts Reclassified from Accumulated Other Comprehensive Loss	2,908	—	2,908
Net Current Period Other Comprehensive Loss	(3,401)	(5)	(3,406)
Balance as of June 30, 2014	$(6,882)	$114	$(6,768)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	$468	$598	$1,096	$1,183	Interest Expense
Settlement Payments to our Counterparties (see Note 11)	1,079	—	1,812	—	Interest Expense
Write-off of Unamortized Settlement Amounts of Interest Rate Protection Agreements	—	916	—	1,099	Loss from Retirement of Debt
	$1,547	1,514	$2,908	$2,282	Total

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $523 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the Swaps, as defined in Note 11, will also be reclassified to net income.

8. Supplemental Information to Statements of Cash Flows

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Interest Expense Capitalized in Connection with Development Activity	$742	$1,623
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on General and Limited Partner Units	$11,891	$9,745
Distribution Payable on Preferred Units	$—	$2,056
Exchange of Limited Partnership Units for General Partnership Units:
Limited Partnership Units	$(1,333)	$(804)
General Partnership Units	1,333	804
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$183	$298
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$17,626	$8,672
Write-off of Fully Depreciated Assets	$(16,687)	$(29,561)

9. Earnings Per Unit ("EPU")
The computation of basic and diluted EPU is presented below:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Numerator:
Income (Loss) from Continuing Operations	$3,689	$(1,270)	$8,242	$(360)
Gain on Sale of Real Estate	—	—	—	262
Income from Continuing Operations Allocable to Participating Securities	(38)	—	(63)	—
Preferred Unit Distributions	—	(2,277)	(1,019)	(6,114)
Redemption of Preferred Units	—	(3,546)	(1,462)	(3,546)
Income (Loss) from Continuing Operations Available to Unitholders	$3,651	$(7,093)	$5,698	$(9,758)
Income from Discontinued Operations	$538	$12,663	$1,063	$10,363
Income from Discontinued Operations Allocable to Participating Securities	(5)	(42)	(12)	(78)
Income from Discontinued Operations Attributable to Unitholders	$533	$12,621	$1,051	$10,285
Net Income Available to Unitholders and Participating Securities	$4,227	$5,570	$6,824	$605
Net Income Allocable to Participating Securities	(43)	(42)	(75)	(78)
Net Income Available to Unitholders	$4,184	$5,528	$6,749	$527
Denominator:
Weighted Average Units—Basic	114,278	112,808	114,262	109,163
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards	589	—	564	—
Weighted Average Units—Diluted	114,867	112,808	114,826	109,163
Basic and Diluted EPU:
Income (Loss) from Continuing Operations Available to Unitholders	$0.03	$(0.06)	$0.05	$(0.09)
Income from Discontinued Operations Attributable to Unitholders	$0.01	$0.11	$0.01	$0.10
Net Income Available to Unitholders	$0.04	$0.05	$0.06	$0.01
Participating securities include Units that correspond to the Company's 465,737 and 489,381 of unvested restricted stock awards outstanding at June 30, 2014 and 2013, respectively, which participate in non-forfeitable distributions of the Operating Partnership. Under the two class method, participating security holders are allocated income, in proportion to total weighted average units outstanding, based upon the greater of net income (after reduction for preferred unit distributions and redemption of preferred units) or common distributions declared.
The number of weighted average units—diluted is the same as the number of weighted average units—basic for the three and six months ended June 30, 2013, as the effect of restricted stock unit awards outstanding at June 30, 2013, which do not participate in non-forfeitable dividends of the Company, was excluded as its inclusion would have been antidilutive to the loss from continuing operations available to Unitholders.
Effective July 1, 2013, the Board of Directors granted performance awards ("LTIP Unit Awards") to certain officers and employees of the Company. The LTIP Unit Awards, which do not participate in non-forfeitable dividends of the Company, are dilutive and are included in the calculation of diluted EPU for the three and six months ended June 30, 2014.

10. Stock Based Compensation
During the six months ended June 30, 2014, we awarded 299,805 shares of restricted stock awards to certain employees, which had a fair value of $5,413 on the date of approval by either the Compensation Committee of the Board of Directors or the approval date of the Company's 2014 Stock Incentive Plan. We issued Units to the Company in the same amounts. These restricted stock awards generally vest over a period of three years. Additionally, during the six months ended June 30, 2014, we awarded 19,250 shares of restricted stock to non-employee members of the Board of Directors, which had a fair value of $350 on the date of approval. These restricted stock awards vest over a one-year period.
Compensation expense will be charged to earnings over the vesting periods for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of such shares. If vesting of a recipient's restricted stock award is not contingent upon future service, the expense is recognized immediately at the date of grant. During the six months ended June 30, 2014 and 2013, we recognized $1,451 and $1,008, respectively, of compensation expense related to restricted stock awards granted to our Chief Executive Officer for which future service was not required.
We recognized $3,322 and $841 for the three months ended June 30, 2014 and 2013, and $4,897 and $2,667 for the six months ended June 30, 2014 and 2013, respectively, in amortization related to restricted stock and unit awards and LTIP Unit Awards, of which $11 and $4 was capitalized for the three months ended June 30, 2014 and 2013, and $30 and $13 was capitalized for the six months ended June 30, 2014 and 2013, respectively, in connection with development activities. At June 30, 2014, we had $7,819 in unrecognized compensation related to unvested restricted stock awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.95 years.
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
The following table sets forth our financial liabilities related to the Swaps, which are included in Accounts Payable, Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheet and are accounted for at fair value on a recurring basis as of June 30, 2014:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Swaps	$(4,497)	—	$(4,497)	—
There was no ineffectiveness recorded on the Swaps during the three and six months ended June 30, 2014. See Note 7 for more information.
The estimated fair value of the Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty’s non-performance risk. We determined that the significant inputs used to value the Swaps fell within Level 2 of the fair value hierarchy.

12. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial buildings. At June 30, 2014, we have five industrial buildings totaling approximately 1.2 million square feet of GLA that are under construction. The estimated total construction costs as of June 30, 2014 are approximately $64,700. Of this amount, approximately $44,200 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated completion cost stated above.
13. Subsequent Events
From July 1, 2014 to July 29, 2014, we sold six industrial properties and a certain land parcel for approximately $27,810. There were no industrial properties acquired during the period.

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
GENERAL
First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company") which owns common units in the Operating Partnership ("Units") representing an approximate 96.1% ownership interest at June 30, 2014. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership owned, in the aggregate, approximately a 3.9% interest in the Operating Partnership at June 30, 2014. Operations are also conducted through other partnerships and limited liability companies ("LLCs") of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the LLCs, the "Consolidated Operating Partnership"), the operating data of which is consolidated with that of the Operating Partnership as presented herein.
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
We also own noncontrolling equity interests in, and provide services to, two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture"; collectively, the "Joint Ventures"). At June 30, 2014, the 2003 Net Lease Joint Venture owned one industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA") and the 2007 Europe Joint Venture did not own any properties.

The Other Real Estate Partnerships and the Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of the Other Real Estate Partnerships and the Joint Ventures are not consolidated with that of the Consolidated Operating Partnership as presented herein.
As of June 30, 2014, we owned 590 industrial properties located in 24 states, containing an aggregate of approximately 56.2 million square feet of GLA. On a combined basis, as of June 30, 2014, the Other Real Estate Partnerships owned 63 industrial properties containing an aggregate of approximately 8.1 million square feet of GLA.

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
RESULTS OF OPERATIONS
The tables below summarize our operating results for the three and six months ended June 30, 2014 and 2013. The operating results include a break out of our revenues, property expenses and depreciation and other amortization by various categories for the three and six months ended June 30, 2014 and 2013. Same store properties are properties owned prior to January 1, 2013 and held as an operating property through June 30, 2014 and developments and redevelopments that were placed in service prior to January 1, 2013 or were substantially completed for the 12 months prior to January 1, 2013. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions (that are less than 75% occupied at the date of acquisition), developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2012 and held as an operating property through June 30, 2014. Sold properties are properties that were sold subsequent to December 31, 2012. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2013 or b) stabilized prior to January 1, 2013. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013
Our net income available to unitholders and participating securities was $6.8 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively. Basic and diluted net income available to unitholders was $0.06 per Unit and $0.01 per Unit for the six months ended June 30, 2014 and 2013, respectively.
For the six months ended June 30, 2014 and 2013, the average occupancy rates of our same store properties were 91.9% and 90.3%, respectively.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$147,531	$142,312	$5,219	3.7%
Acquired Properties	2,380	—	2,380	—
Sold Properties	41	6,421	(6,380)	(99.4)%
(Re) Developments and Land, Not Included Above	1,143	389	754	193.8%
Other	954	696	258	37.1%
	$152,049	$149,818	$2,231	1.5%
Discontinued Operations	(315)	(6,722)	6,407	(95.3)%
Total Revenues	$151,734	$143,096	$8,638	6.0%
Revenues from same store properties increased $5.2 million primarily due to an increase in occupancy, an increase in tenant recoveries and an increase in restoration fees, partially offset by an increase in the straight-line rent reserve for doubtful accounts. Revenues from acquired properties increased $2.4 million due to the five industrial properties acquired subsequent to December 31, 2012 totaling approximately 1.7 million square feet of GLA. Revenues from sold properties decreased $6.4 million due to the 67 industrial properties sold subsequent to December 31, 2012 totaling approximately 2.9 million square feet of GLA. Revenues from (re)developments and land increased $0.8 million primarily due to an increase in occupancy. Other revenues increased $0.3 million primarily due to an increase in maintenance company revenues and other one-time revenue transactions.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$46,471	$42,935	$3,536	8.2%
Acquired Properties	1,150	8	1,142	14,275.0%
Sold Properties	72	2,659	(2,587)	(97.3)%
(Re) Developments and Land, Not Included Above	941	288	653	226.7%
Other	3,857	4,090	(233)	(5.7)%
	$52,491	$49,980	$2,511	5.0%
Discontinued Operations	156	(2,756)	2,912	(105.7)%
Total Property Expenses	$52,647	$47,224	$5,423	11.5%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $3.5 million primarily due to higher snow removal costs incurred during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to the harsh 2014 winter. Property expenses from acquired properties increased $1.1 million due to properties acquired subsequent to December 31, 2012. Property expenses from sold properties decreased $2.6 million due to properties sold subsequent to December 31, 2012. Property expenses from (re)developments and land increased $0.7 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.

General and administrative expense increased $0.8 million, or 6.4%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to an increase in incentive compensation, partially offset by a decrease in legal expense.

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$48,534	$47,962	$572	1.2%
Acquired Properties	1,947	43	1,904	4,427.9%
Sold Properties	3	2,281	(2,278)	(99.9)%
(Re) Developments and Land, Not Included Above	732	177	555	313.6%
Corporate Furniture, Fixtures and Equipment	251	372	(121)	(32.5)%
	$51,467	$50,835	$632	1.2%
Discontinued Operations	(122)	(2,405)	2,283	(94.9)%
Total Depreciation and Other Amortization	$51,345	$48,430	$2,915	6.0%
Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.9 million due to properties acquired subsequent to December 31, 2012. Depreciation and other amortization from sold properties decreased $2.3 million due to properties sold subsequent to December 31, 2012. Depreciation and other amortization for (re)developments and land increased $0.6 million primarily due to an increase in developments that were placed in service. Corporate furniture, fixtures and equipment depreciation expense decreased $0.1 million due to assets becoming fully depreciated.
Interest income increased $0.2 million, or 17.1%, primarily due to the receipt of a prepayment penalty of $0.3 million related to a note receivable that was paid off early during the six months ended June 30, 2014, partially offset by a decrease in the weighted average note receivable balance outstanding for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Interest expense increased $0.4 million, or 1.2%, primarily due to an increase in the weighted average debt balance outstanding for the six months ended June 30, 2014 ($1,278.0 million) as compared to the six months ended June 30, 2013 ($1,215.7 million) and a decrease in capitalized interest of $0.9 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to a decrease in development activities, offset by a decrease in the weighted average interest rate for the six months ended June 30, 2014 (5.69%) as compared to the six months ended June 30, 2013 (6.06%).
Amortization of deferred financing costs remained relatively unchanged.
In October 2008, we entered into an interest rate swap agreement (the "Series F Agreement") to mitigate our exposure to floating interest rates related to the coupon reset of our Series F Flexible Cumulative Preferred Units (the "Series F Preferred Units"). The Series F Agreement had a notional value of $50.0 million and fixed the 30 year Treasury constant maturity treasury rate at 5.2175%. We recorded $0.05 million in mark-to-market net gain, inclusive of $0.6 million in swap payments, for the six months ended June 30, 2013. The Series F Agreement matured on October 1, 2013.
For the six months ended June 30, 2014, we recognized a loss from retirement of debt of $0.5 million due to the early payoff of certain mortgage loans. For the six months ended June 30, 2013, we recognized a loss from retirement of debt of $5.4 million due to the partial repurchase of certain series of our senior unsecured notes and the early payoff of certain mortgage loans.
Equity in income of other real estate partnerships increased $1.0 million, or 22.7%, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to an increase in gain on sale of real estate and a decrease in loss from retirement of debt related to the properties within the Other Real Estate Partnerships for the six months ended June 30, 2014 as compared to June 30, 2013.
Equity in income of joint ventures increased $3.5 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to an increase in our pro rata share of gain and earn outs from the sales of industrial properties from the 2003 Net Lease Joint Venture.

The income tax provision remained relatively unchanged.
The following table summarizes certain information regarding the industrial properties included in discontinued operations for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	($ in 000’s)
Total Revenues	$315	$6,722
Property Expenses	156	(2,756)
Impairment of Real Estate	—	(1,605)
Depreciation and Other Amortization	(122)	(2,405)
Gain on Sale of Real Estate	714	10,407
Income from Discontinued Operations	$1,063	$10,363
Income from discontinued operations for the six months ended June 30, 2014 reflects the results of operations and gain on sale of real estate relating to two industrial properties that were sold during the six months ended June 30, 2014 and the results of operations of two industrial properties that were identified as held for sale at June 30, 2014.
Income from discontinued operations for the six months ended June 30, 2013 reflects the net gain on sale of real estate relating to 12 industrial properties that were sold during the six months ended June 30, 2013, the results of operations of 65 industrial properties that were sold during the year ended December 31, 2013, the results of operations of two industrial properties that were sold during the six months ended June 30, 2014 and the results of operations of the two industrial properties identified as held for sale at June 30, 2014. The impairment loss for the six months ended June 30, 2013 of $1.6 million primarily relates to an impairment charge recorded due to carrying values of certain properties exceeding the estimated fair value based upon a third party purchase contract for properties held for sale during 2013.
The $0.3 million gain on sale of real estate for the six months ended June 30, 2013 resulted from the sale of two land parcels that did not meet the criteria for inclusion in discontinued operations.
Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013
Our net income available to unitholders and participating securities was $4.2 million and $5.6 million for the three months ended June 30, 2014 and 2013, respectively. Basic and diluted net income available to unitholders was $0.04 per Unit and $0.05 per Unit for the three months ended June 30, 2014 and 2013, respectively.
For the three months ended June 30, 2014 and 2013, the average occupancy rates of our same store properties were 91.8% and 90.5%, respectively.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$73,930	$71,617	$2,313	3.2%
Acquired Properties	1,300	—	1,300	—
Sold Properties	3	3,025	(3,022)	(99.9)%
(Re) Developments and Land, Not Included Above	579	336	243	72.3%
Other	484	363	121	33.3%
	$76,296	$75,341	$955	1.3%
Discontinued Operations	(154)	(3,181)	3,027	(95.2)%
Total Revenues	$76,142	$72,160	$3,982	5.5%
Revenues from same store properties increased $2.3 million primarily due to an increase in occupancy as well as an increase in restoration fees. Revenues from acquired properties increased $1.3 million due to the five industrial properties acquired subsequent to December 31, 2012 totaling approximately 1.7 million square feet of GLA. Revenues from sold properties decreased $3.0 million due to the 67 industrial properties sold subsequent to December 31, 2012 totaling approximately 2.9 million square feet of GLA. Revenues from (re)developments and land increased $0.2 million due to an increase in occupancy. Other revenues increased $0.1 million primarily due to an increase in maintenance company revenues.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$21,666	$21,310	$356	1.7%
Acquired Properties	567	8	559	6,987.5%
Sold Properties	32	1,238	(1,206)	(97.4)%
(Re) Developments and Land, Not Included Above	380	230	150	65.2%
Other	1,968	2,196	(228)	(10.4)%
	$24,613	$24,982	$(369)	(1.5)%
Discontinued Operations	161	(1,309)	1,470	(112.3)%
Total Property Expenses	$24,774	$23,673	$1,101	4.7%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.6 million due to properties acquired subsequent to December 31, 2012. Property expenses from sold properties decreased $1.2 million due to properties sold subsequent to December 31, 2012. Property expenses from (re)developments and land increased $0.2 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense increased $1.7 million, or 31.2%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to an increase in incentive compensation, including the acceleration of expense recorded during the three months ended June 30, 2014 related to restricted stock issued to the Company’s CEO. The acceleration of expense is based on the terms of his employment agreement.

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$23,894	$24,903	$(1,009)	(4.1)%
Acquired Properties	1,047	43	1,004	2,334.9%
Sold Properties	—	1,025	(1,025)	(100.0)%
(Re) Developments and Land, Not Included Above	410	125	285	228.0%
Corporate Furniture, Fixtures and Equipment	129	164	(35)	(21.3)%
	$25,480	$26,260	$(780)	(3.0)%
Discontinued Operations	(59)	(1,085)	1,026	(94.6)%
Total Depreciation and Other Amortization	$25,421	$25,175	$246	1.0%
Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $1.0 million due to properties acquired subsequent to December 31, 2012. Depreciation and other amortization from sold properties decreased $1.0 million due to properties sold subsequent to December 31, 2012. Depreciation and other amortization for (re)developments and land increased $0.3 million primarily due to an increase in developments that were placed in service. Corporate furniture, fixtures and equipment depreciation expense remained relatively unchanged.
Interest income increased $0.1 million, or 11.1%, primarily due to the receipt of a prepayment penalty of $0.3 million related to a note receivable that was paid off early during the three months ended June 30, 2014, partially offset by a decrease in the weighted average note receivable balance outstanding for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Interest expense increased $0.3 million, or 1.9%, primarily due to an increase in the weighted average debt balance outstanding for the three months ended June 30, 2014 ($1,301.3 million) as compared to the three months ended June 30, 2013 ($1,214.4 million) and a decrease in capitalized interest of $0.5 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to a decrease in development activities, offset by a decrease in the weighted average interest rate for the three months ended June 30, 2014 (5.54%) as compared to the three months ended June 30, 2013 (6.00%).
Amortization of deferred financing costs remained relatively unchanged.
We recorded $0.06 million in mark-to-market net gain, inclusive of $0.3 million in swap payments, for the three months ended June 30, 2013 related to the Series F Agreement.
For the three months ended June 30, 2014, we recognized a loss from retirement of debt of $0.5 million due to the early payoff of certain mortgage loans. For the three months ended June 30, 2013, we recognized a loss from retirement of debt of $4.2 million due to the partial repurchase of certain series of our senior unsecured notes and the early payoff of certain mortgage loans.
Equity in income of other real estate partnerships remained relatively unchanged.
Equity in income of joint ventures increased $0.5 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to an increase in our pro rata share of gain and earn outs from the sales of industrial properties from the 2003 Net Lease Joint Venture.
The income tax provision remained relatively unchanged.
The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
	($ in 000’s)
Total Revenues	$154	$3,181
Property Expenses	161	(1,309)
Impairment of Real Estate	—	(1,605)
Depreciation and Other Amortization	(59)	(1,085)
Gain on Sale of Real Estate	282	13,481
Income from Discontinued Operations	$538	$12,663
Income from discontinued operations for the three months ended June 30, 2014 reflects the results of operations and gain on sale of real estate relating to one industrial property that was sold during the three months ended June 30, 2014 and the results of operations of two industrial properties that were identified as held for sale at June 30, 2014.
Income from discontinued operations for the three months ended June 30, 2013 reflects the net gain on sale of real estate relating to eight industrial properties that were sold during the three months ended June 30, 2013, the results of operations of 65 industrial properties that were sold during the year ended December 31, 2013, the results of operations of two industrial properties that were sold during the six months ended June 30, 2014 and the results of operations of the two industrial properties identified as held for sale at June 30, 2014. The impairment loss for the three months ended June 30, 2013 of $1.6 million primarily relates to an impairment charge recorded due to carrying values of certain properties exceeding the estimated fair value based upon a third party purchase contract for properties held for sale during 2013.

LEASING ACTIVITY
The following table provides a summary of our leasing activity for the three and six months ended June 30, 2014. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Signed	Square Feet Signed (in 000’s)	Average GAAP Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
New Leases - Second Quarter 2014	60	1,071	$4.60	5.4%	6.2	$4.83	N/A
Renewal Leases - Second Quarter 2014	71	1,386	$4.28	11.0%	4.7	$1.78	71.1%
Development Leases - Second Quarter 2014	3	329	$3.81	N/A	9.6	N/A	N/A
Second Quarter 2014 - Total / Weighted Average	134	2,786	$4.34	8.4%	5.9	$3.10	71.1%

New Leases - Year to Date 2014	108	1,876	$4.38	2.7%	5.8	$4.55	N/A
Renewal Leases - Year to Date 2014	165	3,500	$4.89	11.5%	4.4	$1.56	65.6%
Development Leases - Year to Date 2014	6	360	$4.05	N/A	9.4	N/A	N/A
Year to Date 2014 - Total / Weighted Average	279	5,736	$4.67	8.5%	5.2	$2.57	65.6%
_______________

(1)	Average GAAP rent is the average rent calculated in accordance with GAAP, over the term of the lease.

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
During the three and six months ended June 30, 2014, we signed 44 and 83 new leases with free rent periods during the lease term on 1.2 million and 1.9 million square feet of GLA, respectively. Total free rent concessions of $1.6 million and $2.3 million, respectively, are associated with these new leases. Additionally, during the three and six months ended June 30, 2014, we signed 4 and 11 renewal leases with free rent periods during the lease term on 0.04 million and 0.3 million square feet of GLA, respectively. Total concessions of $0.03 million and $0.4 million, respectively, are associated with these renewal leases.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2014, our cash and cash equivalents were approximately $4.1 million. We also had $438.0 million available for additional borrowings under our Unsecured Credit Facility.
We have considered our short-term (through June 30, 2015) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have $24.1 million in mortgage loans payable outstanding at June 30, 2014 that mature or we anticipate prepaying prior to June 30, 2015. We expect to satisfy these payment obligations prior to June 30, 2015 with borrowings under our Unsecured Credit Facility. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company’s REIT qualification under the Code and distributions approved by the Company’s Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional Units or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.

We expect to meet long-term (after June 30, 2015) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional Units and preferred Units, subject to market conditions.
We also financed the development and acquisition of additional properties through borrowings under our Unsecured Credit Facility and may finance the development or acquisition of additional properties through such borrowings, to the extent capacity is available, in the future. At June 30, 2014, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.652%. As of July 29, 2014, we had approximately $400.9 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2014, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2014.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Ba1/BB+, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Six Months Ended June 30, 2014
Net cash provided by operating activities of approximately $39.0 million for the six months ended June 30, 2014 was comprised primarily of the non-cash adjustments of approximately $59.6 million, a book overdraft of approximately $0.4 million and net income of approximately $9.3 million, offset by the net change in operating assets and liabilities of approximately $18.1 million, payments of discounts and prepayment penalties associated with retirement of debt of approximately $10.6 million and equity in income of Joint Ventures in excess of distributions of approximately $1.6 million. The adjustments for the non-cash items of approximately $59.6 million are primarily comprised of depreciation and amortization of approximately $59.3 million, the loss from retirement of debt of approximately $0.5 million and the provision for bad debt of approximately $0.6 million, offset by the gain on sale of real estate of approximately $0.7 million and the effect of the straight-lining of rental income of approximately $0.1 million.
Net cash used in investing activities of approximately $40.5 million for the six months ended June 30, 2014, was comprised primarily of investments in and advances to the Other Real Estate Partnerships, the acquisition of certain land parcels and three industrial properties comprising approximately 0.5 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities and an increase in escrows, offset by the net proceeds from the sale of real estate, distributions from the Other Real Estate Partnerships in excess of equity in income, the repayments on our notes receivable and net distributions from our Joint Ventures.
During the six months ended June 30, 2014, we sold two industrial properties comprising approximately 0.03 million square feet of GLA. Proceeds from the sales of the two industrial properties, net of closing costs, were approximately $1.5 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2014.
Net cash used in financing activities of approximately $0.9 million for the six months ended June 30, 2014, was comprised primarily of the redemption of our Series F Preferred Units and Series G Cumulative Preferred Units (the "Series G Preferred Units"), repayments on our senior unsecured notes and mortgage loans payable, general and limited partnership Unit and preferred general partnership Unit distributions, payments of debt issuance costs and the repurchase and retirement of restricted Units, offset by proceeds from the Unsecured Term Loan (as defined below) and net proceeds from our Unsecured Credit Facility.
During the six months ended June 30, 2014, we entered into a seven-year, $200.0 million unsecured term loan (the "Unsecured Term Loan").
During the six months ended June 30, 2014, we paid off and retired prior to maturity mortgage loans in the amount of $35.6 million. Additionally, we paid off and retired our 2014 Notes, at maturity, in the amount of $81.8 million. We may from time to time repay additional amounts of our outstanding debt. Any repayments would depend upon prevailing market conditions, our liquidity requirements, contractual restrictions and other factors we consider important. Future repayments may materially impact our liquidity, taxable income and results of operations.
During the six months ended June 30, 2014, the Company redeemed all 50,000 depositary shares of the Company's Series F Flexible Cumulative Redeemable Preferred Stock for $50.0 million and paid a first quarter dividend of $11.3299 per depositary share, totaling approximately $0.6 million. An equivalent number of Series F Preferred Units were redeemed during the six months ended June 30, 2014 as well. Additionally, during the six months ended June 30, 2014, the Company redeemed all 25,000 depositary shares of the Company's Series G Flexible Cumulative Redeemable Preferred Stock for $25.0 million and paid a first quarter dividend of $36.18 per depositary share, totaling approximately $0.9 million. An equivalent number of Series G Preferred Units were redeemed during the six months ended June 30, 2014 as well.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward- looking statements. Our business subjects us to market risk from interest rates, and to a much lesser extent, foreign currency fluctuations.
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at June 30, 2014 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At June 30, 2014, $1,103.9 million (85.5% of total debt at June 30, 2014) of our debt was fixed rate debt (includes $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate derivative contracts) and $187.0 million (14.5% of total debt at June 30, 2014) of our debt was variable rate debt. At December 31, 2013, $1,026.1 million (85.6% of total debt at December 31, 2013) of our debt was fixed rate debt and $173.0 million (14.4% of total debt at December 31, 2013) of our debt was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2014, we had approximately $187.0 million of variable rate debt outstanding indexed to LIBOR rates (excluding the $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate derivative contracts). If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the six months ended June 30, 2014 would have increased by approximately $0.01 million based on our average outstanding floating-rate debt during the six months ended June 30, 2014. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $3.6 million during the six months ended June 30, 2014.
As of June 30, 2014, the estimated fair value of our debt was approximately $1,359.3 million based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2014, we had outstanding interest rate cash flow hedges with a notional amount of $200.0 million which mitigate our exposure to our Unsecured Term Loan's variable interest rate which is based upon LIBOR, as defined in the debt agreement. Currently, we do not enter into financial instruments for trading or other speculative purposes.

Foreign Currency Exchange Rate Risk
Owning industrial property outside of the United States exposes the Operating Partnership to the possibility of volatile movements in foreign exchange rates. Changes in foreign currencies can affect the operating results of international operations reported in U.S. dollars and the value of the foreign assets reported in U.S. dollars. The economic impact of foreign exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. At June 30, 2014, we owned one land parcel for which the U.S. dollar was not the functional currency. The land parcel is located in Ontario, Canada and uses the Canadian dollar as its functional currency.
Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.

Subsequent Events
From July 1, 2014 to July 29, 2014, we sold six industrial properties and a certain land parcel for approximately $27.8 million. There were no industrial properties acquired during the period.
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
Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant's sole general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
Its Sole General Partner

By:	/S/ SCOTT A. MUSIL
Scott A. Musil
Chief Financial Officer (Principal Financial Officer)
Date: July 29, 2014

EXHIBIT INDEX

Exhibits	Description

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
Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant's sole general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________________

*	Filed herewith.

**	Furnished herewith.