Form 10-Q
period 2015-06-30
FIRST INDUSTRIAL LP
filed 2015-08-04
CIK 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________________________________
Form 10-Q
___________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

FIRST INDUSTRIAL, L.P.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	(As Adjusted) December 31, 2014
	(Unaudited)
	(In thousands except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$721,710	$718,188
Buildings and Improvements	2,444,751	2,439,887
Construction in Progress	34,576	25,294
Less: Accumulated Depreciation	(807,959)	(786,978)
Net Investment in Real Estate	2,393,078	2,396,391
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $228 and $0	398	—
Cash and Cash Equivalents	5,109	9,485
Restricted Cash	—	1,829
Tenant Accounts Receivable, Net	5,938	7,356
Investment in Joint Venture	—	71
Deferred Rent Receivable, Net	61,577	58,130
Deferred Financing Costs, Net	11,090	10,448
Deferred Leasing Intangibles, Net	31,104	33,526
Prepaid Expenses and Other Assets, Net	74,780	75,472
Total Assets	$2,583,074	$2,592,708
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$593,976	$599,985
Senior Unsecured Notes, Net	364,908	364,861
Unsecured Term Loan	200,000	200,000
Unsecured Credit Facility	191,000	185,000
Accounts Payable, Accrued Expenses and Other Liabilities	70,139	79,683
Deferred Leasing Intangibles, Net	12,142	12,726
Rents Received in Advance and Security Deposits	38,302	36,914
Distributions Payable	14,970	11,949
Total Liabilities	1,485,437	1,491,118
Commitments and Contingencies	—	—
Partners’ Capital:
First Industrial L.P.'s Partners' Capital:
General Partner Units (110,744,619 and 110,600,866 units outstanding)	1,024,280	1,034,129
Limited Partners Units (4,364,242 and 4,374,637 units outstanding)	80,193	80,757
Accumulated Other Comprehensive Loss	(7,938)	(14,376)
Total First Industrial L.P.'s Partners’ Capital	1,096,535	1,100,510
Noncontrolling Interest	1,102	1,080
Total Partners’ Capital	1,097,637	1,101,590
Total Liabilities and Partners’ Capital	$2,583,074	$2,592,708
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2015	(As Adjusted) Three Months Ended June 30, 2014	(As Adjusted) Six Months Ended June 30, 2015	(As Adjusted) Six Months Ended June 30, 2014
	(Unaudited)
	(In thousands except per unit data)
Revenues:
Rental Income	$69,886	$63,542	$138,096	$125,590
Tenant Recoveries and Other Income	20,570	20,502	42,302	42,315
Total Revenues	90,456	84,044	180,398	167,905
Expenses:
Property Expenses	27,827	26,921	57,618	57,237
General and Administrative	6,062	6,992	13,011	12,490
Acquisition Costs	319	76	319	111
Depreciation and Other Amortization	28,044	27,661	56,350	55,532
Total Expenses	62,252	61,650	127,298	125,370
Other Income (Expense):
Gain on Sale of Real Estate	2,197	—	10,127	—
Interest Income	33	671	57	1,373
Interest Expense	(16,363)	(18,924)	(33,005)	(37,970)
Amortization of Deferred Financing Costs	(764)	(803)	(1,510)	(1,607)
Mark-to-Market and Settlement Gain (Loss) on Interest Rate Protection Agreements	1,444	—	(11,546)	—
Loss from Retirement of Debt	—	(623)	—	(623)
Total Other Income (Expense)	(13,453)	(19,679)	(35,877)	(38,827)
Income from Continuing Operations Before Equity in (Loss) Income of Joint Ventures and Income Tax Provision	14,751	2,715	17,223	3,708
Equity in (Loss) Income of Joint Ventures	(4)	556	67	3,522
Income Tax Provision	(81)	(79)	(141)	(89)
Income from Continuing Operations	14,666	3,192	17,149	7,141
Discontinued Operations:
Income Attributable to Discontinued Operations	—	732	—	1,138
Gain on Sale of Real Estate	—	320	—	1,055
Income from Discontinued Operations	—	1,052	—	2,193
Net Income	14,666	4,244	17,149	9,334
Less: Net Income Attributable to the Noncontrolling Interest	(22)	(17)	(48)	(29)
Net Income Attributable to Unitholders	14,644	4,227	17,101	9,305
Less: Preferred Unit Distributions	—	—	—	(1,019)
Less: Redemption of Preferred Units	—	—	—	(1,462)
Net Income Available to Unitholders and Participating Securities	$14,644	$4,227	$17,101	$6,824
Basic and Diluted Earnings Per Unit:
Income from Continuing Operations Available to Unitholders	$0.13	$0.03	$0.15	$0.04
Income from Discontinued Operations Attributable to Unitholders	$—	$0.01	$—	$0.02
Net Income Available to Unitholders	$0.13	$0.04	$0.15	$0.06
Distributions Per Unit	$0.1275	$0.1025	$0.2550	$0.2050
Weighted Average Units Outstanding - Basic	114,712	114,278	114,697	114,262
Weighted Average Units Outstanding - Diluted	115,047	114,867	115,047	114,826
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2015	(As Adjusted) Three Months Ended June 30, 2014	(As Adjusted) Six Months Ended June 30, 2015	(As Adjusted) Six Months Ended June 30, 2014
	(Unaudited)
	(In thousands)
Net Income Attributable to Unitholders	$14,644	$4,227	$17,101	$9,305
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	2,658	(2,893)	(6,788)	(4,497)
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 10)	—	—	12,990	—
Amortization of Interest Rate Protection Agreements	131	468	262	1,096
Foreign Currency Translation Adjustment	—	45	(26)	(5)
Comprehensive Income Attributable to Unitholders	$17,433	$1,847	$23,539	$5,899
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
	(Unaudited)
	(In thousands)
Balance as of December 31, 2014 (As Adjusted)	$1,034,129	$80,757	$(14,376)	$1,080	$1,101,590
Stock Based Compensation Activity	1,967	—	—	—	1,967
Conversion of Limited Partner Units to General Partner Units	100	(100)	—	—	—
Common Unit Distributions	(28,368)	(1,113)	—	—	(29,481)
Contributions from Noncontrolling Interest	—	—	—	10	10
Distributions to Noncontrolling Interest	—	—	—	(36)	(36)
Net Income	16,452	649	—	48	17,149
Other Comprehensive Income	—	—	6,438	—	6,438
Balance as of June 30, 2015	$1,024,280	$80,193	$(7,938)	$1,102	$1,097,637
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2015	(As Adjusted) Six Months Ended June 30, 2014
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,149	$9,334
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	46,315	46,710
Amortization of Deferred Financing Costs	1,510	1,607
Other Amortization	14,349	17,031
Provision for Bad Debt	600	672
Equity in Income of Joint Ventures	(67)	(3,522)
Distributions from Joint Ventures	—	1,881
Gain on Sale of Real Estate	(10,127)	(1,055)
Loss from Retirement of Debt	—	623
Mark-to-Market and Settlement Loss on Interest Rate Protection Agreements	11,546	—
Decrease (Increase) in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	489	(673)
Increase in Deferred Rent Receivable	(3,931)	(508)
Decrease in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(3,633)	(9,475)
Payments of Discounts and Prepayment Penalties Associated with Retirement of Debt	—	(10,648)
Net Cash Provided by Operating Activities	74,200	51,977
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(26,474)	(31,125)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(55,157)	(50,042)
Net Proceeds from Sales of Investments in Real Estate	41,211	4,417
Contributions to and Investments in Joint Ventures	(13)	(13)
Distributions from Joint Ventures	126	2,469
Settlement of Interest Rate Protection Agreements	(11,546)	—
Repayments of Notes Receivable	2,720	26,946
Decrease (Increase) in Escrows	1,306	(514)
Net Cash Used in Investing Activities	(47,827)	(47,862)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance and Redemption Costs	(2,152)	(2,060)
Repurchase and Retirement of Restricted Units	(2,101)	(2,060)
Common Unit Distributions Paid	(26,460)	(21,582)
Preferred Unit Distributions Paid	—	(1,471)
Redemption of Preferred Units	—	(75,000)
Contributions from Noncontrolling Interests	10	14
Distributions to Noncontrolling Interests	(36)	(358)
Repayments on Mortgage Loans Payable	(5,996)	(46,740)
Repayments of Senior Unsecured Notes	—	(71,578)
Proceeds from Unsecured Term Loan	—	200,000
Proceeds from Unsecured Credit Facility	76,000	262,000
Repayments on Unsecured Credit Facility	(70,000)	(248,000)
Net Cash Used in Financing Activities	(30,735)	(6,835)
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14)	(27)
Net Decrease in Cash and Cash Equivalents	(4,362)	(2,720)
Cash and Cash Equivalents, Beginning of Year	9,485	7,562
Cash and Cash Equivalents, End of Year	$5,109	$4,815
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands except per Unit data)
1. Organization and Formation of Partnership
First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company"), which owns common units in the Operating Partnership ("Units") representing an approximate 96.2% ownership interest at June 30, 2015. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986. The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 3.8% interest in the Operating Partnership at June 30, 2015. Operations are also conducted through other partnerships and limited liability companies ("LLCs") of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the LLCs, the "Consolidated Operating Partnership"), the operating data of which is consolidated with that of the Operating Partnership as presented herein. Unless the context otherwise requires, the terms "we," "us" and "our" refer to First Industrial, L.P. and its controlled subsidiaries.
We also hold at least a 99% limited partnership interest in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company. The Other Real Estate Partnerships' operating data is presented herein on a consolidated basis. See Note 2.
Profits, losses and distributions of us, the LLCs and Other Real Estate Partnerships are allocated to the general partner and the limited partners or the members, as applicable, in accordance with the provisions contained within the partnership agreements, operating agreements or other ownership agreements, as applicable.
We also provide various services to two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture," collectively the "Joint Ventures"). Our noncontrolling equity ownership interests in the 2003 Net Lease Joint Venture and 2007 Europe Joint Venture are 15% and 10%, respectively. During the six months ended June 30, 2015, the 2003 Net Lease Joint Venture sold its last remaining industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA"). At June 30, 2015, the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.
As of June 30, 2015, we owned 630 industrial properties located in 25 states, containing an aggregate of approximately 63.4 million square feet of GLA.
2. Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the accounting policies described in the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K") and should be read in conjunction with such consolidated financial statements and related notes. The 2014 year end consolidated balance sheet data included in this Form 10-Q filing was derived from the audited consolidated financial statements in our 2014 Form 10-K and has been adjusted as a result of the adoption of the recent consolidation accounting pronouncement (discussed hereafter), but does not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP"). The following notes to these interim consolidated financial statements highlight significant changes to the notes included in the December 31, 2014 audited consolidated financial statements included in our 2014 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission. In order to conform with GAAP, in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2015 and December 31, 2014, and the reported amounts of revenues and expenses for the three and six months ended June 30, 2015 and 2014. Actual results could differ from those estimates. In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of our financial position as of June 30, 2015 and December 31, 2014, the results of our operations and comprehensive income for each of the three and six months ended June 30, 2015 and 2014, and our cash flows for each of the six months ended June 30, 2015 and 2014; all adjustments are of a normal recurring nature.

Reclassifications
Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 presentation.
Discontinued Operations
Effective January 1, 2015, we adopted Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08") for all properties not previously sold. ASU 2014-08 revised the reporting requirements to only allow a component of an entity, or group of components of an entity, to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.  Going forward, we expect the majority of our property dispositions will not qualify as discontinued operations and the results of the dispositions, including the gain on sale of real estate, will be presented in Income from Continuing Operations.
Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis" (“ASU 2015-02”). ASU 2015-02 updates consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitization structures in an attempt to simplify consolidation accounting. ASU 2015-02 eliminates the presumption that a general partner should consolidate a limited partnership, modifies the evaluation of whether limited partnerships are variable interest entities ("VIE") or voting interest entities ("VOE") and adds requirements that limited partnerships must meet to qualify as VOEs. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, with early adoption permitted.
Since formation of each partnership within the Other Real Estate Partnerships, we have accounted for each partnership under the equity method of accounting based on their VOE classification and the presumption that the general partners controlled the partnerships. However, under ASU 2015-02, we determined that each respective limited partnership within the the Other Real Estate Partnerships meet the criteria of a VIE. We also determined that we are the primary beneficiary for each respective limited partnership within the Other Real Estate Partnerships. As a result, we concluded we should cease accounting for Other Real Estate Partnerships under the equity method of accounting and consolidate the financial information of the Other Real Estate Partnerships within our financial statements.
During the three months ended June 30, 2015, we elected early adoption of ASU 2015-02. We elected a full retrospective adoption approach which requires previously reported periods to be restated. The impact of this adoption on our previously reported periods is as follows:

	Balance Sheet as Previously Filed as of December 31, 2014	Impact of the Adoption of ASU 2015-02	Balance Sheet as Adjusted as of December 31, 2014
Total Assets	$2,514,246	$78,462	$2,592,708
Total Liabilities	$1,413,736	$77,382	$1,491,118
Total Noncontrolling Interest	$—	$1,080	$1,080

The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets:

	June 30, 2015	December 31, 2014
ASSETS
Assets:
Net Investment in Real Estate	$284,155	$278,720
Other Assets, Net	19,450	21,078
Total Assets	$303,605	$299,798
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable	$80,431	$81,231
Other Liabilities, Net	22,293	10,656
Partners’ Capital	200,881	207,911
Total Liabilities and Partners’ Capital	$303,605	$299,798
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard. A majority of our tenant-related revenue is recognized pursuant to lease agreements. In July 2015, the FASB deferred the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted for annual periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
3. Investment in Real Estate
Acquisitions
During the six months ended June 30, 2015, we acquired two industrial properties comprising approximately 0.2 million square feet of GLA and several land parcels. The purchase price of these acquisitions totaled approximately $26,532, excluding costs incurred in conjunction with the acquisition of the industrial properties and land parcels.
The purchase price of the industrial properties and land parcels acquired was allocated as follows:

Six Months Ended June 30, 2015
Land	$12,475
Building and Improvements	12,928
Other Assets	237
Deferred Leasing Intangibles, Net	892
Total Purchase Price	$26,532

Intangible Assets (Liabilities) Subject To Amortization in the Period of Acquisition
The fair value at the date of acquisition of in-place leases and below market leases recorded due to the real estate properties acquired for the six months June 30, 2015, which are recorded as deferred leasing intangibles, is as follows:

Six Months Ended June 30, 2015
In-Place Leases	$999
Below Market Leases	$(107)
The weighted average life, in months, of in-place leases and below market leases recorded at the time of acquisition as a result of the real estate properties acquired for the six months ended June 30, 2015 is as follows:

Six Months Ended June 30, 2015
In-Place Leases	54
Below Market Leases	63
Real Estate Held for Sale
At June 30, 2015, we had one industrial property comprising approximately 0.01 million square feet of GLA held for sale. There can be no assurance that the industrial property held for sale will be sold. See Subsequent Events.
Sales and Discontinued Operations
During the six months ended June 30, 2015, we sold 12 industrial properties comprising approximately 0.9 million square feet of GLA and a land parcel. Gross proceeds from the sales of the industrial properties and land parcel were approximately $42,611. The gain on sale of real estate was approximately $10,127.
The industrial properties sold prior to January 1, 2015 that met the criteria to be classified as discontinued operations are presented as discontinued operations in the Consolidated Statements of Operations. Income from discontinued operations for the six months ended June 30, 2014 reflects the results of operations of the 29 industrial properties (as adjusted) that were sold during the year ended December 31, 2014 and the gain on sale of real estate relating to five industrial properties (as adjusted) that were sold during the six months ended June 30, 2014.
The following table discloses certain information regarding the industrial properties included in our discontinued operations for the three and six months ended June 30, 2014:

	(As Adjusted) Three Months Ended June 30, 2014	(As Adjusted) Six Months Ended June 30, 2014
Total Revenues	$2,396	$4,756
Property Expenses	(754)	(1,792)
Depreciation and Amortization	(910)	(1,826)
Gain on Sale of Real Estate	320	1,055
Income from Discontinued Operations	$1,052	$2,193

4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at June 30, 2015	Effective Interest Rate at Issuance	Maturity Date
	June 30, 2015	(As Adjusted) December 31, 2014
Mortgage Loans Payable, Net	$593,976	$599,985	4.03% – 8.26%	4.03% – 8.26%	February 2016 – September 2022
Unamortized Premiums	(77)	(90)
Mortgage Loans Payable, Gross	$593,899	$599,895
Senior Unsecured Notes, Net
2016 Notes	$159,649	$159,621	5.75%	5.91%	1/15/2016
2017 Notes	54,968	54,966	7.50%	7.52%	12/1/2017
2027 Notes	6,067	6,066	7.15%	7.11%	5/15/2027
2028 Notes	31,885	31,884	7.60%	8.13%	7/15/2028
2032 Notes	10,520	10,518	7.75%	7.87%	4/15/2032
2017 II Notes	101,819	101,806	5.95%	6.37%	5/15/2017
Subtotal	$364,908	$364,861
Unamortized Discounts	194	241
Senior Unsecured Notes, Gross	$365,102	$365,102
Unsecured Term Loan*	$200,000	$200,000	1.88%	1.88%	1/29/2021
Unsecured Credit Facility**	$191,000	$185,000	1.34%	1.34%	3/11/2019
* We entered into interest rate protection agreements, with an aggregate notional value of $200,000, to effectively convert the variable rate to a fixed rate. See Note 10.
** The maturity date may be extended an additional year at our election, subject to certain restrictions.
Mortgage Loans Payable, Net
 As of June 30, 2015, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $727,751. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans payable as of June 30, 2015.
Unsecured Credit Facility
On March 10, 2015, we amended and restated our $625,000 revolving credit agreement (the "Old Credit Facility") with a new $625,000 revolving credit agreement (as amended and restated, the "Unsecured Credit Facility"). We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $900,000, subject to certain restrictions. The amendment extended the maturity date from September 29, 2017 to March 11, 2019 with an option to extend an additional one year at our election, subject to certain restrictions. At June 30, 2015, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 115 basis points. The interest rate on the Unsecured Credit Facility varies based on our leverage ratio.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums and discounts, for the next five years as of June 30, and thereafter:

Amount
Remainder of 2015	$6,162
2016	251,870
2017	168,723
2018	168,341
2019	267,423
Thereafter	487,482
Total	$1,350,001
The Unsecured Credit Facility, our $200,000 unsecured loan (the "Unsecured Term Loan") and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and Unsecured Term Loan, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, Unsecured Term Loan and indentures governing our senior unsecured notes as of June 30, 2015. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At June 30, 2015 and December 31, 2014, the fair value of our indebtedness was as follows:

	June 30, 2015		(As Adjusted) December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage Loans Payable, Net	$593,976	$630,655	$599,985	$640,818
Senior Unsecured Notes, Net	364,908	390,735	364,861	395,320
Unsecured Term Loan	200,000	200,530	200,000	200,575
Unsecured Credit Facility	191,000	191,000	185,000	185,747
Total	$1,349,884	$1,412,920	$1,349,846	$1,422,460
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured notes were determined by using rates, as advised by our bankers, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured notes from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility and Unsecured Term Loan was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for each of our mortgage loans payable, senior unsecured notes, Unsecured Term Loan and Unsecured Credit Facility was primarily based upon Level 3 inputs.

5. Partners’ Capital
Unit Contributions
During the six months ended June 30, 2015 and 2014, 10,395 and 137,463 limited partnership Units, respectively, were converted into an equivalent number of general partnership Units, resulting in a reclassification of $100 and $1,333, respectively, between Limited Partners Units and General Partner Units.
Distributions
During the six months ended June 30, 2015, we accrued $29,481 General and Limited Partner Unit distributions.
6. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2015 and the reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014:

	Interest Rate Protection Agreements	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2014	$(14,402)	$26	$(14,376)
Other Comprehensive Loss Before Reclassifications	(8,909)	(26)	(8,935)
Amounts Reclassified from Accumulated Other Comprehensive Loss	15,373	—	15,373
Net Current Period Other Comprehensive Income (Loss)	6,464	(26)	6,438
Balance as of June 30, 2015	$(7,938)	$—	$(7,938)

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Affected Line Item in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 10)	$—	$—	$12,990	$—	Mark-to-Market Loss on Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	131	468	262	1,096	Interest Expense
Settlement Payments to our Counterparties	1,064	1,079	2,121	1,812	Interest Expense
	$1,195	$1,547	$15,373	$2,908	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (loss) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $460 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the Group I Swaps, as defined in Note 10, will also be reclassified to net income. See Note 10 for more information about our derivatives.

7. Supplemental Information to Statements of Cash Flows

	Six Months Ended June 30, 2015	(As Adjusted) Six Months Ended June 30, 2014
Interest Expense Capitalized in Connection with Development Activity	$1,025	$742
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Distribution Payable on General and Limited Partner Units	$14,970	$11,891
Exchange of Limited Partnership Units for General Partnership Units:
Limited Partnership Units	$(100)	$(1,333)
General Partnership Units	100	1,333
Total	$—	$—
Assumption of Liabilities in Connection with the Acquisition of Real Estate	$295	$183
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$16,863	$17,829
Write-off of Fully Depreciated Assets	$(20,146)	$(19,462)

8. Earnings Per Unit ("EPU")
The computation of basic and diluted EPU is presented below:

	Three Months Ended June 30, 2015	(As Adjusted) Three Months Ended June 30, 2014	(As Adjusted) Six Months Ended June 30, 2015	(As Adjusted) Six Months Ended June 30, 2014
Numerator:
Income from Continuing Operations	$14,666	$3,192	$17,149	$7,141
Noncontrolling Interest Allocable to Continuing Operations	(22)	(16)	(48)	(27)
Income from Continuing Operations Allocable to Participating Securities	(50)	(32)	(91)	(50)
Income from Continuing Operations Attributable to Unitholders	14,594	3,144	17,010	7,064
Preferred Unit Distributions	—	—	—	(1,019)
Redemption of Preferred Units	—	—	—	(1,462)
Income from Continuing Operations Available to Unitholders	$14,594	$3,144	$17,010	$4,583
Income from Discontinued Operations	$—	$1,052	$—	$2,193
Noncontrolling Interest Allocable to Discontinued Operations	—	(1)	—	(2)
Income from Discontinued Operations Allocable to Participating Securities	—	(11)	—	(25)
Income from Discontinued Operations Attributable to Unitholders	$—	$1,040	$—	$2,166
Net Income Available to Unitholders and Participating Securities	$14,644	$4,227	$17,101	$6,824
Net Income Allocable to Participating Securities	(50)	(43)	(91)	(75)
Net Income Available to Unitholders	$14,594	$4,184	$17,010	$6,749
Denominator (In Thousands):
Weighted Average Units—Basic	114,712	114,278	114,697	114,262
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP performance units	335	589	350	564
Weighted Average Units - Diluted	115,047	114,867	115,047	114,826
Basic and Diluted EPU:
Income from Continuing Operations Available to Unitholders	$0.13	$0.03	$0.15	$0.04
Income from Discontinued Operations Attributable to Unitholders	$—	$0.01	$—	$0.02
Net Income Available to Unitholders	$0.13	$0.04	$0.15	$0.06
Participating securities include Units that correspond to the Company's 388,866 and 465,737 of unvested restricted stock awards outstanding at June 30, 2015 and 2014, respectively, which participate in non-forfeitable distributions of the Operating Partnership. Under the two class method, participating security holders are allocated income, in proportion to total weighted average Units outstanding, based upon the greater of net income (after reduction for preferred unit distributions and redemption of preferred Units) or common distributions declared.
9. Stock Based Compensation
During the six months ended June 30, 2015, we awarded 216,975 shares of restricted stock awards to certain employees, which had a fair value of $4,708 on the date of approval by the Compensation Committee of the Board of Directors. These restricted stock awards were issued based upon the achievement of certain corporate performance goals for the calendar year 2014 and generally vest over a period of three years. Additionally, during the six months ended June 30, 2015, we awarded 17,385 shares of restricted stock to non-employee members of the Board of Directors, which had a fair value of $350 on the date of approval. These restricted stock awards vest over a one-year period. We issued Units to the Company in the same amounts for both award issuances.

Compensation expense is charged to earnings over the vesting periods for the shares expected to vest except if the recipient is not required to provide future service in exchange for vesting of such shares. If vesting of a recipient's restricted stock award is not contingent upon future service, the expense is recognized immediately at the date of grant. During the six months ended June 30, 2015 and 2014, we recognized $1,250 and $1,451, respectively, of compensation expense related to restricted stock awards granted to our Chief Executive Officer for which future service was not required.
Additionally, during the six months ended June 30, 2015, 264,432 Long-Term Incentive Program ("LTIP") performance units ("2015 LTIP Unit Awards") were granted to certain employees. We issued Units to the Company in the same amounts. The 2015 LTIP Unit Awards had a fair value of $2,531 on the grant date as determined by a lattice-binomial option-pricing model based on a Monte Carlo simulation. The 2015 LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of our common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The TSR for the granted units is calculated based upon the performance from January 1, 2015 through December 31, 2017. Compensation expense is charged to earnings on a straight-line basis over the performance period. At the end of the performance period each participant will be issued shares of our common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on our TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The participant is also entitled to dividend equivalents for shares issued pursuant to vested 2015 LTIP Unit Awards. The dividend equivalents represent any common dividends that would have been paid with respect to such issued shares after the grant of the 2015 LTIP Unit Awards and prior to the date of settlement.
We recognized $1,506 and $3,322 for the three months ended June 30, 2015 and 2014, and $4,067 and $4,897 for the six months ended June 30, 2015 and 2014, respectively, in amortization related to restricted stock awards and LTIP performance units. Restricted stock award and LTIP performance unit amortization capitalized in connection with development activities was not significant. At June 30, 2015, we had $8,558 in unrecognized compensation related to unvested restricted stock awards and LTIP performance units, which is expected to be recognized over a weighted average 1.01 year term.
10. Derivatives
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
In connection with the origination of the Unsecured Term Loan (see Note 4), during January 2014, we entered into four interest rate protection agreements, with an aggregate notional value of $200,000, to manage our exposure to changes in the one month LIBOR rate (the “Group I Swaps”). The Group I Swaps fix the LIBOR rate at a weighted average rate of 2.29% and mature on January 29, 2021. We designated the Group I Swaps as cash flow hedges.
In order to maintain our flexibility to pursue an offering of unsecured debt, during August 2014, we entered into three interest rate protection agreements, with an aggregate notional value of $220,000, to manage our exposure to changes in the three month LIBOR rate (the "Group II Swaps"). The Group II Swaps fixed the LIBOR rate at a rate of 2.5795% and were effective from December 1, 2014 through December 1, 2024. At origination, we designated the Group II Swaps as cash flow hedges but, during the first quarter of 2015, the Group II Swaps were de-designated and the fair market value loss of $12,990 was reclassified to earnings from other comprehensive income since the Company determined the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the respective designation memos. During the six months ended June 30, 2015, the Company settled the Group II Swaps for a payment of $11,546 made to our derivative counterparties. For the three and six months ended June 30, 2015, $1,444 and ($11,546), respectively, is recognized as mark-to-market and settlement gain (loss) on interest rate protection agreements.
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of June 30, 2015, we had not posted any collateral related to these agreements and were not in breach of any of the agreement provisions. If we had breached these provisions, we could have been required to settle our obligations under the agreements at their termination value.

The following table sets forth our financial liabilities related to the Group I Swaps, which are included in Accounts Payable, Accrued Expenses and Other Liabilities on the accompanying consolidated balance sheet and are accounted for at fair value on a recurring basis as of June 30, 2015:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Liabilities:
Derivatives designated as a hedging instrument:
Group I Swaps	$(6,077)	—	$(6,077)	—
There was no ineffectiveness recorded on the Group I Swaps during the three and six months ended June 30, 2015. See Note 6 for more information.
The estimated fair value of the Group I Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty’s non-performance risk. We determined that the significant inputs used to value the Group I Swaps fell within Level 2 of the fair value hierarchy.
11. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial buildings. At June 30, 2015, we had seven industrial buildings totaling approximately 1.4 million square feet of GLA under construction. The estimated total investment as of June 30, 2015 is approximately $102,300. Of this amount, approximately $53,900 remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment stated above.
12. Subsequent Events
From July 1, 2015 to August 3, 2015, we sold one industrial property and one land parcel for approximately $1,307.

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
GENERAL
First Industrial, L.P. (the "Operating Partnership") was organized as a limited partnership in the state of Delaware on November 23, 1993. The sole general partner is First Industrial Realty Trust, Inc. (the "Company"), which owns common units in the Operating Partnership ("Units") representing an approximate 96.2% ownership interest at June 30, 2015. The Company is a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). The Company’s operations are conducted primarily through the Operating Partnership. The limited partners of the Operating Partnership own, in the aggregate, approximately a 3.8% interest in the Operating Partnership at June 30, 2015. Operations are also conducted through other partnerships and limited liability companies ("LLCs") of which the Operating Partnership is the sole member, and taxable REIT subsidiaries (together with the Operating Partnership, other partnerships and the LLCs, the "Consolidated Operating Partnership"), the operating data of which is consolidated with that of the Operating Partnership as presented herein.
We also hold at least a 99% limited partnership interest in each of eight limited partnerships (together, the "Other Real Estate Partnerships"). The general partners of the Other Real Estate Partnerships are separate corporations, each with at least a .01% general partnership interest in the Other Real Estate Partnerships for which it acts as a general partner. Each general partner of the Other Real Estate Partnerships is a wholly-owned subsidiary of the Company. The Other Real Estate Partnerships' operating data is presented herein on a consolidated basis. See Note 2 to the Consolidated Financial Statements.
Profits, losses and distributions of us, the LLCs and Other Real Estate Partnerships are allocated to the general partner and the limited partners or the members, as applicable, in accordance with the provisions contained within the partnership agreements, operating agreements or other ownership agreements, as applicable.
We also provide various services to two joint ventures (the "2003 Net Lease Joint Venture" and the "2007 Europe Joint Venture," collectively the "Joint Ventures"). Our noncontrolling equity ownership interests in the 2003 Net Lease Joint Venture and 2007 Europe Joint Venture are 15% and 10%, respectively. During the six months ended June 30, 2015, the 2003 Net Lease Joint Venture sold its last remaining industrial property comprising approximately 0.8 million square feet of gross leasable area ("GLA"). At June 30, 2015, the 2007 Europe Joint Venture did not own any properties. The Joint Ventures are accounted for under the equity method of accounting. Accordingly, the operating data of our Joint Ventures is not consolidated with that of the Company as presented herein.

As of June 30, 2015, we owned 630 industrial properties located in 25 states, containing an aggregate of approximately 63.4 million square feet of GLA.
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
We generate revenue primarily from rental income and tenant recoveries from operating leases of our industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to: (i) increase rental income, through increasing either or both occupancy rates and rental rates at our properties; (ii) maximize tenant recoveries; and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains/losses on the sale of our properties (as discussed below), for our liquidity. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue would decline. Further, if a significant number of our tenants were unable to pay rent (including tenant recoveries) or if we were unable to rent our properties on favorable terms, our financial condition, results of operations, cash flow and the Company’s ability to pay dividends on, and the market price of, the Company’s common stock would be adversely affected.
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
RESULTS OF OPERATIONS
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the three and six months ended June 30, 2015 and 2014. Same store properties are properties owned prior to January 1, 2014 and held as an in-service property through June 30, 2015 and developments and redevelopments that were placed in service prior to January 1, 2014 or were substantially completed for the 12 months prior to January 1, 2014. Properties which are at least 75% occupied at acquisition are placed in service. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2013 and held as an operating property through June 30, 2015. Sold properties are properties that were sold subsequent to December 31, 2013. (Re)Developments and land are land parcels and developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2014; or b) stabilized prior to January 1, 2014. Other revenues are derived from the operations of our maintenance company, fees earned from our Joint Ventures and other miscellaneous revenues. Other expenses are derived from the operations of our maintenance company and other miscellaneous regional expenses.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition and sale of properties. Our future revenues and expenses may vary materially from historical rates.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
Our net income available to unitholders and participating securities was $17.1 million and $6.8 million for the six months ended June 30, 2015 and 2014, respectively. Basic and diluted net income available to unitholders was $0.15 per Unit and $0.06 per Unit for the six months ended June 30, 2015 and 2014, respectively.
For the six months ended June 30, 2015 and 2014, the average occupancy rates of our same store properties were 93.3% and 92.6%, respectively.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$168,455	$164,242	$4,213	2.6%
Acquired Properties	3,307	905	2,402	265.4%
Sold Properties	865	6,366	(5,501)	(86.4)%
(Re) Developments and Land, Not Included Above	6,919	194	6,725	3,466.5%
Other	852	954	(102)	(10.7)%
	$180,398	$172,661	$7,737	4.5%
Discontinued Operations	—	(4,756)	4,756	(100.0)%
Total Revenues	$180,398	$167,905	$12,493	7.4%
Revenues from same store properties increased $4.2 million primarily due to an increase in occupancy and a decrease in the straight-line rent reserve for doubtful accounts during the six months ended June 30, 2015 as compared to June 30, 2014, partially offset by a decrease in restoration fees. Revenues from acquired properties increased $2.4 million due to the 10 industrial properties acquired subsequent to December 31, 2013 totaling approximately 1.3 million square feet of GLA. Revenues from sold properties decreased $5.5 million due to the 41 industrial properties sold subsequent to December 31, 2013 totaling approximately 2.9 million square feet of GLA. Revenues from (re)developments and land increased $6.7 million due to an increase in occupancy. Other revenues remained relatively unchanged.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$49,913	$50,919	$(1,006)	(2.0)%
Acquired Properties	997	297	700	235.7%
Sold Properties	393	2,786	(2,393)	(85.9)%
(Re) Developments and Land, Not Included Above	2,539	1,170	1,369	117.0%
Other	3,776	3,857	(81)	(2.1)%
	$57,618	$59,029	$(1,411)	(2.4)%
Discontinued Operations	—	(1,792)	1,792	(100.0)%
Total Property Expenses	$57,618	$57,237	$381	0.7%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties decreased $1.0 million primarily due to lower snow removal costs incurred during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to the harsh 2014 winter, partially offset by an increase in real estate tax expense. Property expenses from acquired properties increased $0.7 million due to properties acquired subsequent to December 31, 2013. Property expenses from sold properties decreased $2.4 million due to properties sold subsequent to December 31, 2013. Property expenses from (re)developments and land increased $1.4 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses remained relatively unchanged.
General and administrative expense remained relatively unchanged.

For the six months ended June 30, 2015 and 2014, we recognized $0.3 million and $0.1 million, respectively, of expense related to costs associated with acquiring buildings from third parties.

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$51,597	$53,032	$(1,435)	(2.7)%
Acquired Properties	1,956	544	1,412	259.6%
Sold Properties	235	2,454	(2,219)	(90.4)%
(Re) Developments and Land, Not Included Above	2,221	1,077	1,144	106.2%
Corporate Furniture, Fixtures and Equipment	341	251	90	35.9%
	$56,350	$57,358	$(1,008)	(1.8)%
Discontinued Operations	—	(1,826)	1,826	(100.0)%
Total Depreciation and Other Amortization	$56,350	$55,532	$818	1.5%
Depreciation and other amortization for same store properties decreased $1.4 million primarily to accelerated depreciation and amortization taken during the six months ended June 30, 2014 attributable to certain tenants who terminated their lease early. Depreciation and other amortization from acquired properties increased $1.4 million due to properties acquired subsequent to December 31, 2013. Depreciation and other amortization from sold properties decreased $2.2 million due to properties sold subsequent to December 31, 2013. Depreciation and other amortization for (re)developments and land increased $1.1 million primarily due to an increase in developments that were placed in service. Corporate furniture, fixtures and equipment depreciation expense increased $0.1 million due to additional asset purchases.
For the six months ended June 30, 2015, we recognized $10.1 million of gain on sale of real estate related to the sale of 12 industrial properties comprising of approximately 0.9 million square feet of GLA.
Interest income decreased $1.3 million, or 95.8%, primarily due to the receipt of a prepayment penalty of $0.3 million related to a note receivable that was paid off early during the six months ended June 30, 2014 and a decrease in the weighted average note receivable balance outstanding for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Interest expense decreased $5.0 million, or 13.1%, primarily due to a decrease in the weighted average interest rate for the six months ended June 30, 2015 (5.03%) as compared to the six months ended June 30, 2014 (5.68%), a decrease in the weighted average debt balance outstanding for the six months ended June 30, 2015 ($1,363.2 million) as compared to the six months ended June 30, 2014 ($1,374.7 million) and an increase in capitalized interest of $0.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to an increase in development activities.
Amortization of deferred financing costs remained relatively unchanged.
In August 2014, we entered into three interest rate protection agreements in order to maintain our flexibility to pursue an offering of unsecured debt. During the six months ended June 30, 2015, the Company settled the interest rate protection agreements and reclassified the fair market value loss recorded in other comprehensive income relating to the three interest rate protection agreements to earnings as a result of the Company determining the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the respective hedge designation memos. For the six months ended June 30, 2015, we recorded $11.5 million in mark-to-market and settlement loss on the three interest rate protection agreements.
For the six months ended June 30, 2014, we recognized a loss from retirement of debt of $0.6 million due to the early payoff of certain mortgage loans.
Equity in income of joint ventures decreased $3.5 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to a decrease in our pro rata share of gain and earn outs from the sales of industrial properties from the 2003 Net Lease Joint Venture.
The income tax provision is not significant.

As discussed in Note 2 in the Consolidated Financial Statements, we adopted the new accounting standard relating to discontinued operations on January 1, 2015. There were no sales of industrial properties during the six months ended June 30, 2015 that met the criteria to be classified as discontinued operations. The industrial properties sold prior to January 1, 2015 that met the criteria to be classified as discontinued operations continue to be presented as discontinued operations in the Consolidated Statements of Operations. The following table summarizes certain information regarding the industrial properties included in discontinued operations for the six months ended June 30, 2014.

Six Months Ended June 30, 2014
($ in 000’s)
Total Revenues	$4,756
Property Expenses	(1,792)
Depreciation and Amortization	(1,826)
Gain on Sale of Real Estate	1,055
Income from Discontinued Operations	$2,193
Income from discontinued operations for the six months ended June 30, 2014 reflects the results of operations of the 29 industrial properties that were sold during the year ended December 31, 2014 and the gain on sale of real estate relating to five industrial properties that were sold during the six months ended June 30, 2014.
Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014
Our net income available to unitholders and participating securities was $14.6 million and $4.2 million for the three months ended June 30, 2015 and 2014, respectively. Basic and diluted net income available to unitholders was $0.13 per Unit and $0.04 per Unit for the three months ended June 30, 2015 and 2014, respectively.
For the three months ended June 30, 2015 and 2014, the average occupancy rates of our same store properties were 93.9% and 92.4%, respectively.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	($ in 000’s)
REVENUES
Same Store Properties	$84,585	$82,035	$2,550	3.1%
Acquired Properties	1,656	559	1,097	196.2%
Sold Properties	141	3,182	(3,041)	(95.6)%
(Re) Developments and Land, Not Included Above	3,615	179	3,436	1,919.6%
Other	459	485	(26)	(5.4)%
	$90,456	$86,440	$4,016	4.6%
Discontinued Operations	—	(2,396)	2,396	(100.0)%
Total Revenues	$90,456	$84,044	$6,412	7.6%
Revenues from same store properties increased $2.6 million primarily due to an increase in occupancy, partially offset by a decrease in restoration fees. Revenues from acquired properties increased $1.1 million due to the 10 industrial properties acquired subsequent to December 31, 2013 totaling approximately 1.3 million square feet of GLA. Revenues from sold properties decreased $3.0 million due to the 41 industrial properties sold subsequent to December 31, 2013 totaling approximately 2.9 million square feet of GLA. Revenues from (re)developments and land increased $3.4 million due to an increase in occupancy. Other revenues remained relatively unchanged.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	($ in 000’s)
PROPERTY EXPENSES
Same Store Properties	$24,234	$23,625	$609	2.6%
Acquired Properties	493	177	316	178.5%
Sold Properties	61	1,330	(1,269)	(95.4)%
(Re) Developments and Land, Not Included Above	1,265	576	689	119.6%
Other	1,774	1,967	(193)	(9.8)%
	$27,827	$27,675	$152	0.5%
Discontinued Operations	—	(754)	754	(100.0)%
Total Property Expenses	$27,827	$26,921	$906	3.4%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties remained relatively unchanged. Property expenses from acquired properties increased $0.3 million due to properties acquired subsequent to December 31, 2013. Property expenses from sold properties decreased $1.3 million due to properties sold subsequent to December 31, 2013. Property expenses from (re)developments and land increased $0.7 million primarily due to an increase in real estate tax expense related to the substantial completion of developments. Other expenses decreased $0.2 million due to a decrease in maintenance company expenses.
General and administrative expense decreased $0.9 million, or 13.3%, during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the immediate recognition of expense related to the issuance of restricted stock to the Company’s CEO during the three months ended June 30, 2014.
For the three months ended June 30, 2015 and 2014, we recognized $0.3 million and $0.1 million, respectively, of expense related to costs associated with acquiring buildings from third parties.

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	($ in 000’s)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$25,711	$26,291	$(580)	(2.2)%
Acquired Properties	1,009	340	669	196.8%
Sold Properties	17	1,225	(1,208)	(98.6)%
(Re) Developments and Land, Not Included Above	1,136	586	550	93.9%
Corporate Furniture, Fixtures and Equipment	171	129	42	32.6%
	$28,044	$28,571	$(527)	(1.8)%
Discontinued Operations	—	(910)	910	(100.0)%
Total Depreciation and Other Amortization	$28,044	$27,661	$383	1.4%
Depreciation and other amortization for same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $0.7 million due to properties acquired subsequent to December 31, 2013. Depreciation and other amortization from sold properties decreased $1.2 million due to properties sold subsequent to December 31, 2013. Depreciation and other amortization for (re)developments and land increased $0.6 million primarily due to an increase in developments that were placed in service. Corporate furniture, fixtures and equipment depreciation expense increased $0.04 million due to additional asset purchases.
For the three months ended June 30, 2015, we recognized $2.2 million of gain on sale of real estate related to the sale of three industrial properties comprising of approximately 0.4 million square feet of GLA.

Interest income decreased $0.6 million, or 95.1%, primarily due to the receipt of a prepayment penalty of $0.3 million related to a note receivable that was paid off early during the three months ended June 30, 2014 and a decrease in the weighted average note receivable balance outstanding for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Interest expense decreased $2.6 million, or 13.5%, primarily due to a decrease in the weighted average interest rate for the three months ended June 30, 2015 (4.99%) as compared to the three months ended June 30, 2014 (5.54%), a decrease in the weighted average debt balance outstanding for the three months ended June 30, 2015 ($1,359.5 million) as compared to the three months ended June 30, 2014 ($1,397.4 million) and an increase in capitalized interest of $0.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to an increase in development activities.
Amortization of deferred financing costs remained relatively unchanged.
For the three months ended June 30, 2015, we recorded $1.4 million in mark-to-market gain on the three interest rate protection agreements settled during the quarter.
For the three months ended June 30, 2014, we recognized a loss from retirement of debt of $0.6 million due to the early payoff of certain mortgage loans.
Equity in income of joint ventures decreased $0.6 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to a decrease in our pro rata share of gain and earn outs from the sales of industrial properties from the 2003 Net Lease Joint Venture.
The income tax provision is not significant.
The following table summarizes certain information regarding the industrial properties included in discontinued operations for the three months ended June 30, 2014.

Three Months Ended June 30, 2014
($ in 000’s)
Total Revenues	$2,396
Property Expenses	(754)
Depreciation and Amortization	(910)
Gain on Sale of Real Estate	320
Income from Discontinued Operations	$1,052
Income from discontinued operations for the three months ended June 30, 2014 reflects the results of operations of the 29 industrial properties that were sold during the year ended December 31, 2014 and the gain on sale of real estate relating to two industrial properties that were sold during the three months ended June 30, 2014.

LEASING ACTIVITY
The following table provides a summary of our leasing activity for the three and six months ended June 30, 2015. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000’s)	Average GAAP Rent Per Square Foot (1)	GAAP Basis Rent Growth (2)	Weighted Average Lease Term (3)	Turnover Costs Per Square Foot (4)	Weighted Average Retention (5)
New Leases - Second Quarter 2015	53	865	$5.89	10.3%	5.5	$6.05	N/A
Renewal Leases - Second Quarter 2015	73	1,520	$5.50	12.9%	4.6	$1.14	83.4%
Development Leases - Second Quarter 2015	4	1,079	$3.81	N/A	11.5	N/A	N/A
Second Quarter 2015 - Total / Weighted Average	130	3,464	$5.07	11.9%	7.0	$2.92	83.4%

New Leases - Year to Date 2015	115	2,687	$4.54	10.5%	6.1	$5.18	N/A
Renewal Leases - Year to Date 2015	167	3,166	$5.56	10.5%	3.7	$0.96	69.5%
Development Leases - Year to Date 2015	7	1,176	$3.85	N/A	11.0	N/A	N/A
Year to Date 2015 - Total / Weighted Average	289	7,029	$4.88	10.5%	5.8	$2.77	69.5%
 _______________

(1)	Average GAAP rent is the average rent calculated in accordance with GAAP, over the term of the lease.

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
During the three and six months ended June 30, 2015, 36 and 79 new and development leases with free rent periods during the lease term on 1.6 million and 3.2 million square feet of GLA, respectively, commenced. Total free rent concessions of $2.6 million and $5.2 million, respectively, were associated with these leases. Additionally, during the three and six months ended June 30, 2015, four and nine renewal leases with free rent periods during the lease term on 0.07 million and 0.1 million square feet of GLA, respectively, commenced. Total free rent concessions of $0.04 million and $0.06 million, respectively, were associated with these renewal leases.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2015, our cash and cash equivalents were approximately $5.1 million. We also had $427.0 million available for additional borrowings under our Unsecured Credit Facility.
We have considered our short-term (through June 30, 2016) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. Our 5.75% 2016 Notes, in the aggregate principal amount of $159.7 million, are due January 15, 2016. Also, we have $81.7 million in mortgage loans payable outstanding at June 30, 2015 that mature or we anticipate prepaying prior to June 30, 2016. We expect to satisfy these payment obligations prior to June 30, 2016 with borrowings under our Unsecured Credit Facility or other long-term unsecured indebtedness. With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company’s REIT qualification under the Code and distributions approved by the Company’s Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional Units or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after June 30, 2016) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional Units and preferred Units, subject to market conditions.
At June 30, 2015, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 1.337%. As of August 3, 2015, we had approximately $383.0 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of June 30, 2015, and we anticipate that we will be able to operate in compliance with our financial covenants for the remainder of 2015.
Our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Baa3/BBB-, respectively. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.
Six Months Ended June 30, 2015
Net cash provided by operating activities of approximately $74.2 million for the six months ended June 30, 2015, was comprised primarily of the non-cash adjustments of approximately $60.3 million and net income of approximately $17.1 million, offset by the net change in operating assets and liabilities of approximately $3.1 million and equity in income of Joint Ventures of approximately $0.1 million. The adjustments for the non-cash items of approximately $60.3 million are primarily comprised of depreciation and amortization of approximately $62.2 million, mark-to-market and settlement loss on interest rate protection agreements of approximately $11.5 million and the provision for bad debt of approximately $0.6 million, offset by the gain on sale of real estate of approximately $10.1 million and the effect of the straight-lining of rental income of approximately $3.9 million.
Net cash used in investing activities of approximately $47.8 million for the six months ended June 30, 2015, was comprised primarily of the acquisition of certain land parcels and two industrial properties comprising approximately 0.2 million square feet of GLA, the development of real estate, capital expenditures related to the improvement of existing real estate, payments related to leasing activities and the settlement of interest rate protection agreements, offset by the net proceeds from the sale of real estate, repayments on our notes receivable, net distributions from our Joint Ventures and a decrease in escrows.
During the six months ended June 30, 2015, we sold 12 industrial properties comprising approximately 0.9 million square feet of GLA. Proceeds from the sale of the 12 industrial properties, net of closing costs, were approximately $41.2 million. We are in various stages of discussions with third parties for the sale of additional properties and plan to continue to selectively market other properties for sale for the remainder of 2015.

Net cash used in financing activities of approximately $30.7 million for the six months ended June 30, 2015, was comprised primarily of repayments on our mortgage loans payable, general and limited partnership Unit distributions, payments of debt issuance costs, the repurchase and retirement of restricted Units and net distributions to noncontrolling interests, offset by net proceeds from our Unsecured Credit Facility.
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
Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at June 30, 2015 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At June 30, 2015, $1,158.9 million (85.9% of total debt at June 30, 2015) of our debt was fixed rate debt (includes $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements) and $191.0 million (14.1% of total debt at June 30, 2015) of our debt was variable rate debt. At December 31, 2014, $1,164.8 million (86.3% of total debt at December 31, 2014) of our debt was fixed rate debt (includes $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements) and $185.0 million (13.7% of total debt at December 31, 2014) of our debt was variable rate debt.
For fixed rate debt, changes in interest rates generally affect the fair value of the debt, but not our earnings or cash flows. Conversely, for variable rate debt, changes in the base interest rate used to calculate the all-in interest rate generally do not impact the fair value of the debt, but would affect our future earnings and cash flows. The interest rate risk and changes in fair market value of fixed rate debt generally do not have a significant impact on us until we are required to refinance such debt. See Note 4 to the Consolidated Financial Statements for a discussion of the maturity dates of our various fixed rate debt.
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of June 30, 2015, we had approximately $191.0 million of variable rate debt outstanding indexed to LIBOR rates (excluding the $200.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements). If the LIBOR rates at June 30, 2015 relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the six months ended June 30, 2015 would have increased by approximately $0.02 million based on our average outstanding floating-rate debt during the six months ended June 30, 2015. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $3.3 million during the six months ended June 30, 2015.
As of June 30, 2015, the estimated fair value of our debt was approximately $1,412.9 million based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of June 30, 2015, we had interest rate protection agreements with a notional aggregate amount outstanding of $200.0 million, which mitigate our exposure to our unsecured term loan's variable interest rate, which is based upon LIBOR, as defined in the debt agreement. During the six months ended June 30, 2015, the Company settled certain interest rate protection agreements, which agreements were entered into in August 2014 to maintain the Company’s flexibility to pursue an offering of unsecured debt, for a payment of $11.5 million made to our derivative counterparties, which payment we have recognized as mark-to-market and settlement loss on interest rate protection agreements. See Note 10 to the Consolidated Financial Statements for a more detailed discussion of these interest rate protection agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.

Recent Accounting Pronouncements
Refer to Note 2 to the Consolidated Financial Statements.
Subsequent Events
From July 1, 2015 to August 3, 2015, we sold one industrial property and one land parcel for approximately $1.3 million.
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
Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant's sole general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

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
Date: August 3, 2015

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
Certification of the Principal Executive Officer and the Principal Financial Officer of First Industrial Realty Trust, Inc., registrant's sole general partner, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Changes in Partners' Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)

_______________________

*	Filed herewith.

**	Furnished herewith.