Form 10-K
period 2017-12-31
FIRST INDUSTRIAL LP
filed 2018-02-27
CIK 1033128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________
Form 10-K
_______________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 1-13102 (First Industrial Realty Trust, Inc.)
333-21873 (First Industrial, L.P.)
  _______________________________
FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.
(Exact name of Registrant as specified in its Charter)

Maryland (First Industrial Realty Trust, Inc.)	36-3935116 (First Industrial Realty Trust, Inc.)
Delaware ( First Industrial, L.P.)	36-3924586 (First Industrial, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 S. Wacker Drive, Suite 3900, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
(312) 344-4300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock (First Industrial Realty Trust, Inc.)
(Title of Class)
New York Stock Exchange
(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
 _______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

First Industrial Realty Trust, Inc.	Yes ☑ No ☐
First Industrial, L.P.	Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

First Industrial Realty Trust, Inc.	Yes ☐ No ☑
First Industrial, L.P.	Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

First Industrial Realty Trust, Inc.	Yes ☑ No ☐
First Industrial, L.P.	Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

First Industrial Realty Trust, Inc.	Yes ☑ No ☐
First Industrial, L.P.	Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

First Industrial Realty Trust, Inc.:
Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐		Smaller reporting company	☐
		(Do not check if a smaller reporting company)	Emerging growth company	☐

First Industrial, L.P.:
Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐		Smaller reporting company	☐
		(Do not check if a smaller reporting company)	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

First Industrial Realty Trust, Inc.	☐
First Industrial, L.P.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

First Industrial Realty Trust, Inc.	Yes ☐ No ☑
First Industrial, L.P.	Yes ☐ No ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of First Industrial Realty Trust, Inc. was approximately $3,374.2 million based on the closing price on the New York Stock Exchange for such stock on June 30, 2017.
At February 23, 2018, 120,167,509 shares of First Industrial Realty Trust, Inc.’s Common Stock, $0.01 par value, were outstanding.
  _______________________________
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference to First Industrial Realty Trust, Inc.’s definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of First Industrial Realty Trust, Inc.’s fiscal year.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the period ended December 31, 2017 of First Industrial Realty Trust, Inc., a Maryland corporation (the "Company"), and First Industrial, L.P., a Delaware limited partnership (the "Operating Partnership"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
The Company is a real estate investment trust and the general partner of the Operating Partnership. At December 31, 2017, the Company owned an approximate 96.8% common general partnership interest in the Operating Partnership. The remaining approximate 3.2% common limited partnership interests in the Operating Partnership are owned by certain limited partners. As the sole general partner of the Operating Partnership, the Company exercises exclusive and complete discretion over the Operating Partnership’s day-to-day management and control and can cause it to enter into certain major transactions, including acquisitions, dispositions and refinancings. The management of the Company consists of the same members as the management of the Operating Partnership.
The Company and the Operating Partnership are managed and operated as one enterprise. The financial results of the Operating Partnership are consolidated into the financial statements of the Company. The Company has no significant assets other than its investment in the Operating Partnership. Substantially all of the Company’s assets are held by, and its operations are conducted through, the Operating Partnership and its subsidiaries. Therefore, the assets and liabilities of the Company and the Operating Partnership are substantially the same.
We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how the Company and the Operating Partnership operate as an interrelated, consolidated company. The main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership are:

•
Stockholders’ Equity, Noncontrolling Interest and Partners’ Capital. The 3.2% equity interest in the Operating Partnership held by entities other than the Company are classified within partners’ capital in the Operating Partnership’s financial statements and as a noncontrolling interest in the Company's financial statements.

•
Relationship to Other Real Estate Partnerships. The Company's operations are conducted primarily through the Operating Partnership and its subsidiaries, though operations are also conducted through eight other limited partnerships, which are referred to as the "Other Real Estate Partnerships." The Operating Partnership is a limited partner, holding at least a 99% interest, and the Company is a general partner, holding at least a .01% general partnership interest through eight separate wholly-owned corporations, in each of the Other Real Estate Partnerships. The Other Real Estate Partnerships are variable interest entities that both the Company and the Operating Partnership consolidate. The Company's direct general partnership interest in the Other Real Estate Partnerships is reflected as noncontrolling interest within the Operating Partnership's financial statements.

•
Relationship to Service Subsidiary. The Company has a direct wholly-owned subsidiary that does not own any real estate but provides services to various other entities owned by the Company. Since the Operating Partnership does not have an ownership interest in this entity, its operations are reflected in the consolidated results of the Company but not the Operating Partnership. Also, this entity owes certain amounts to the Operating Partnership, for which a receivable is included on the Operating Partnership’s balance sheet but is eliminated on the Company’s consolidated balance sheet, since both this entity and the Operating Partnership are fully consolidated by the Company.

We believe combining the Company’s and Operating Partnership’s annual reports into this single report results in the following benefits:

•	enhances investors' understanding of the Company and the Operating Partnership by enabling them to view the business as a whole and in the same manner as management views and operates the business;

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports; and

•
eliminates duplicative disclosures and provides a more streamlined and readable presentation for our investors to review since a substantial portion of the Company’s disclosure applies to both the Company and the Operating Partnership.

To help investors understand the differences between the Company and the Operating Partnership, this report provides the following separate disclosures for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	a single set of consolidated notes to such financial statements that includes separate discussions of each entity’s stockholders’ equity or partners’ capital, as applicable; and

•	a combined Management’s Discussion and Analysis of Financial Condition and Results of Operations section that includes distinct information related to each entity.
This report also includes separate Part II, Item 9A, Controls and Procedures sections and separate Exhibits 31 and 32 certifications for the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are both compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend for such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on certain assumptions and describe our future plans, strategies and expectations, and are generally identifiable by use of the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "project," "seek," "target," "potential," "focus," "may," "will," "should" or similar words. Although we believe the expectations reflected in forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that results will not materially differ. Factors which could have a materially adverse effect on our operations and future prospects include, but are not limited to:

•	changes in national, international, regional and local economic conditions generally and real estate markets specifically;

•	changes in legislation/regulation (including changes to laws governing the taxation of real estate investment trusts) and actions of regulatory authorities;

•	our ability to qualify and maintain our status as a real estate investment trust;

•	the availability and attractiveness of financing (including both public and private capital) and changes in interest rates;

•	the availability and attractiveness of terms of additional debt repurchases;

•	changes in our credit agency ratings;

•	our ability to comply with applicable financial covenants;

•	our competitive environment;

•	changes in supply, demand and valuation of industrial properties and land in our current and potential market areas;

•	difficulties in identifying and consummating acquisitions and dispositions;

•	our ability to manage the integration of properties we acquire;

•	potential liability relating to environmental matters;

•	defaults on or non-renewal of leases by our tenants;

•	decreased rental rates or increased vacancy rates;

•	higher-than-expected real estate construction costs and delays in development or lease-up schedules;

•	changes in general accounting principles, policies and guidelines applicable to real estate investment trusts; and

•
other risks and uncertainties described in Item 1A, "Risk Factors" and elsewhere in this report as well as those risks and uncertainties discussed from time to time in our other Exchange Act reports and in our other public filings with the Securities and Exchange Commission (the “SEC”).

We caution you not to place undue reliance on forward-looking statements, which reflect our outlook only and speak only as of the date of this report. We assume no obligation to update or supplement forward-looking statements.

PART I
THE COMPANY

Item 1.	Business
Background
First Industrial Realty Trust, Inc. is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). As of December 31, 2017, our in-service portfolio consisted of 164 bulk warehouse properties, 92 regional warehouse properties, 183 light industrial properties and 45 R&D/flex properties, containing an aggregate of approximately 59.3 million square feet of gross leasable area ("GLA") located in 21 states. Our in-service portfolio includes all properties that have reached stabilized occupancy (generally defined as properties that are 90% leased), developed and redeveloped properties one year from the date construction is completed and acquired properties that are at least 75% occupied at acquisition or one year from the acquisition date.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, a Delaware limited partnership formed on November 23, 1993 of which the Company is the sole general partner (the "General Partner"), with an approximate 96.8% and 96.7% ownership interest ("General Partner Units") at December 31, 2017 and 2016, respectively. The Operating Partnership also conducts operations through the Other Real Estate Partnerships, numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.2% and 3.3% at December 31, 2017 and 2016, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units").
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
We utilize an operating approach which combines the effectiveness of decentralized, locally based property management, acquisition, sales and development functions with the cost efficiencies of centralized acquisition, sales and development support, capital markets expertise, asset management and fiscal control systems. At December 31, 2017, we had 160 employees.
Available Information
We maintain a website at www.firstindustrial.com. Information on this website shall not constitute part of this Form 10-K. Copies of our respective annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available without charge on our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. You may also read and copy any document filed at the public reference facilities of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s Interactive Data Electronic Application via the SEC's home page on the Internet (www.sec.gov). In addition, the Company's Corporate Governance Guidelines, Code of Business Conduct and Ethics, Audit Committee Charter, Compensation Committee Charter and Nominating/Corporate Governance Committee Charter, along with supplemental financial and operating information prepared by us, are all available without charge on the Company's website or upon request to the Company. Amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our executive officers or directors will also be posted to our website. We also post or otherwise make available on our website from time to time other information that may be of interest to our investors. Please direct requests as follows:
First Industrial Realty Trust, Inc.
311 S. Wacker Drive, Suite 3900
Chicago, IL 60606
Attention: Investor Relations

Business Objectives and Growth Plans
Our fundamental business objective is to maximize the total return to the Company's stockholders and the Operating Partnership's partners through an increase in cash flows and increases in the value of our properties and operations. Our long-term business growth plans include the following elements:

•
Internal Growth. We seek to grow internally by (i) increasing revenues by renewing or re-leasing spaces subject to expiring leases at higher rental levels; (ii) increasing occupancy levels at properties where vacancies exist and maintaining occupancy elsewhere; (iii) controlling and minimizing property operating and general and administrative expenses; and (iv) renovating existing properties.

•
External Growth. We seek to grow externally through (i) the development of industrial properties; (ii) the acquisition of portfolios of industrial properties or individual properties which meet our investment parameters within our target markets; (iii) the expansion of our properties; and (iv) possible joint venture investments.

•
Portfolio Enhancement. We continually seek to upgrade our overall portfolio via new investments as well as through the sale of select assets that we believe do not exhibit favorable characteristics for long-term cash flow growth.

Our ability to pursue our long-term growth plans is affected by market conditions and our financial condition and operating capabilities. See "Summary of Significant Transactions in 2017" under Item 7,"Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

•
Leasing and Marketing Strategy. We have an operational management strategy designed to enhance tenant satisfaction and portfolio performance. We pursue an active leasing strategy, which includes broadly marketing available space, seeking to renew existing leases at higher rents per square foot and seeking leases which provide for the pass-through of property-related expenses to the tenant. We also have local and national marketing programs which focus on the business and real estate brokerage communities and multi-national tenants.

•	Acquisition/Development Strategy. Our acquisition/development strategy is to invest in industrial properties in the top industrial real estate markets in the United States.

•	Disposition Strategy. We continuously evaluate local market conditions and property-related factors in all of our markets for purposes of identifying assets suitable for disposition.

•
Financing Strategy. To finance acquisitions, developments and debt maturities, as market conditions permit, we may utilize a portion of proceeds from property sales, unsecured debt offerings, term loans, mortgage financings and line of credit borrowings under our $725.0 million unsecured revolving credit agreement (the "Unsecured Credit Facility"), and proceeds from the issuance, when and as warranted, of additional equity securities. As of February 23, 2018, we had approximately $720.8 million available for additional borrowings under the Unsecured Credit Facility.

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
Our operations involve various risks that could adversely affect our business, including our financial condition, our results of operations, our cash flow, our liquidity, our ability to make distributions to holders of the Company's common stock and the Operating Partnership's Units, the market price of the Company's common stock and the market value of the Units. These risks, among others contained in our other filings with the SEC, include:
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
Our investments in real estate assets are concentrated in the industrial sector, and the demand for industrial space in the United States is related to the level of economic output. Accordingly, reduced economic output may lead to lower occupancy rates for our properties. In addition, if any of our tenants experiences a downturn in its business that weakens its financial condition, delays lease commencement, fails to make rental payments when due, becomes insolvent or declares bankruptcy, the result could be a termination of the tenant’s lease, which could adversely affect our cash flow from operations. These factors may be amplified by a disruption of financial markets or more general economic conditions.

Many real estate costs are fixed, even if income from properties decreases.
Our financial results depend on leasing space to tenants on terms favorable to us. Our income and funds available for distribution to our stockholders and Unitholders will decrease if a significant number of our tenants cannot pay their rent or we are unable to lease properties on favorable terms. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. Costs associated with real property, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the property.
We may be unable to acquire properties on advantageous terms or acquisitions may not perform as we expect.
We have routinely acquired properties from third parties as conditions warrant and, as part of our business, we intend to continue to do so. The acquisition of properties entails various risks, including risks that our investments may not perform as expected and that our cost estimates for bringing an acquired property up to market standards, if necessary, may prove inaccurate. Further, we face significant competition for attractive investment opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. This competition increases as investments in real estate become attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties and purchase prices may increase. In addition, we expect to finance future acquisitions through a combination of borrowings under the Unsecured Credit Facility, proceeds from equity or debt offerings and debt originations and proceeds from property sales, which may not be available. Any of the above risks could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units.
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
Real estate investments generally cannot be sold quickly, which could limit our ability to adjust our property portfolio in response to changes in economic conditions or in the performance of the portfolio. This could adversely affect our financial condition and our ability to service debt and make distributions to our stockholders and Unitholders. In addition, like other companies qualifying as REITs under the Code, our ability to sell assets may be restricted by tax laws that potentially result in punitive taxation on asset sales that fail to meet certain safe harbor rules or other criteria established under case law.
We may be unable to sell properties on advantageous terms.
We have routinely sold properties to third parties as conditions warrant and, as part of our business, we intend to continue to do so. However, our ability to sell properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers. If we are unable to sell properties on favorable terms or to redeploy the proceeds in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected. Further, if we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our operations and financial condition.

We may be unable to complete development and re-development projects on advantageous terms.
As part of our business, we develop new properties and re-develop existing properties as conditions warrant. This part of our business involves significant risks, including the following:

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

To the extent these risks result in increased debt service expense, construction costs and delays in budgeted leasing, they could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units.
We may be unable to renew leases or find other lessees on advantageous terms or at all.
We are subject to the risks that, upon expiration, leases may not be renewed, the space subject to such leases may not be relet or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than the expiring lease terms. If we were unable to promptly renew a significant number of expiring leases or to promptly relet the spaces covered by such leases, or if the rental rates upon renewal or reletting were significantly lower than the current rates, our financial condition, results of operation, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
The Company might fail to qualify as a REIT under existing laws (including recent changes to the federal tax laws) and/or federal income tax laws could change.
The Company intends to operate so as to qualify as a REIT under the Code, and we believe that the Company is organized and will operate in a manner that allows us to continue to do so. However, qualification as a REIT involves the satisfaction of numerous requirements, some of which must be met on a recurring basis. These requirements are established under highly technical and complex Code provisions. There are only limited judicial and administrative interpretations of these provisions, and they involve the determination of various factual matters and circumstances not entirely within our control.
If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax at corporate rates. This could result in a discontinuation or substantial reduction in distributions to our stockholders and Unitholders and could reduce the cash available to pay interest and principal on debt securities that we issue. Unless entitled to relief under certain statutory provisions, the Company would be disqualified from electing treatment as a REIT for the four taxable years following the year during which the Company failed to qualify. Additionally, since the Internal Revenue Service ("IRS"), the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal laws, regulations, interpretations or rulings will be adopted. Any such legislative action may prospectively or retroactively modify the Company's tax treatment and therefore, may adversely affect taxation of us and/or our stockholders and Unitholders.

An act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018 commonly known as Tax Cuts and Jobs Act (the "TCJ Act"), which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). Among other changes, the TCJ Act permanently reduces the generally applicable corporate tax rate, generally reduces the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning on or after January 1, 2018 and before January 1, 2026, eliminates or modifies certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning on or after January 1, 2018 and before January 1, 2026, provides for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJ Act also imposes new limitations on the deduction of net operating losses, which may result in the Company having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements and avoid taxes on retained income and gains. A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. Additionally, since the IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal laws, regulations, interpretations or rulings will be adopted. Additional changes to tax laws are likely to continue to occur in the future and any such legislative action may prospectively or retroactively modify the Company's tax treatment and therefore, may adversely affect taxation of us and/or our stockholders and Unitholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Stockholders and Unitholders are urged to consult with their own tax advisor with respect to the impact of recent legislation, the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of our shares.
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
As a REIT, the Company must distribute to its stockholders at least 90% of its taxable income each year. The Company could, in certain instances, have taxable income without sufficient cash to enable it to meet this requirement. In that situation, we could be required to borrow funds or sell properties on adverse terms in order to do so. The distribution requirement could also limit our ability to accumulate capital to provide capital resources for our ongoing business, and to satisfy our debt repayment obligations and other liquidity needs, we may be more dependent on outside sources of financing, such as debt financing or issuances of additional capital stock, which may or may not be available on favorable terms. Additional debt financings may substantially increase our leverage and additional equity offerings may result in substantial dilution of stockholders’ and Unitholders' interests.

Dividends payable by the Company do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 23.8% (including the 3.8% net investment income tax). As a REIT, dividends payable by the Company, however, generally are not eligible for the reduced rates on qualified dividend income. For 2018 and future years, dividends payable by REITs to U.S. stockholders are taxed at a maximum individual rate of 33.4% (including the 3.8% net investment income tax and after factoring in a 20% deduction for pass-through income). To the extent such dividends are attributable to certain dividends that we receive from a TRS, however such dividends generally will be eligible for the reduced rates that apply to qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause stockholders and Unitholders who are taxed at individual rates to perceive an investment in the Company to be relatively less attractive than investments in the stocks of non-REIT corporations, which could adversely affect the value of the shares of the Company.
We face possible state and local tax audits.
Because the Company is organized and qualifies as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate have undergone tax audits. Collectively, tax deficiency notices received to date from the jurisdictions conducting previous audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
Subject to maintaining the Company's qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest cap agreements and interest rate swap agreements. These agreements may fail to protect or could adversely affect us because, among other things:

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
We have adopted a practice relating to the use of derivative financial instruments to hedge interest rate risks related to our borrowings. This practice requires the Company's Board of Directors to authorize our use of derivative financial instruments to fix the interest rate on anticipated offerings of unsecured debt and to manage the interest rates on our variable rate borrowings. Our practice is that we do not use derivatives for speculative or trading purposes and intend only to enter into contracts with major financial institutions based on their credit rating and other factors, but the Company's Board of Directors may choose to change these practices in the future. Hedging may reduce the overall returns on our investments, which could reduce our cash available for distribution to our stockholders and Unitholders. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations and cash flow.

Debt financing, the degree of leverage and rising interest rates could reduce our cash flow.
We use debt to increase the rate of return to our stockholders and Unitholders and to allow us to make more investments than we otherwise could. Our use of leverage presents an additional element of risk in the event that the cash flow from our properties is insufficient to meet both debt payment obligations and the distribution requirements of the REIT provisions of the Code. In addition, rising interest rates would reduce our cash flow by increasing the amount of interest due on our floating rate debt and on our fixed rate debt as it matures and is refinanced. Our organizational documents do not contain any limitation on the amount or percentage of indebtedness we may incur.
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
Upon the occurrence of an event of default, we would be subject to higher finance costs and fees, and the lenders under our Unsecured Credit Facility will not be required to lend any additional amounts to us. In addition, our indebtedness, together with accrued and unpaid interest and fees, could be accelerated and declared to be immediately due and payable. Furthermore, our Unsecured Credit Facility, our unsecured term loans and the indentures governing our senior unsecured notes contain certain cross-default provisions that may be triggered in the event that our other material indebtedness is in default. These cross-default provisions may require us to repay or restructure our Unsecured Credit Facility, our unsecured term loans or our senior unsecured notes (which includes our private placement notes), depending on which is in default, and such restructuring could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units. If repayment of any of our indebtedness is accelerated, we cannot provide assurance that we would be able to borrow sufficient funds to refinance such indebtedness or that we would be able to sell sufficient assets to repay such indebtedness. Even if we were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us.
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
We may have to make lump-sum payments on our existing indebtedness.
We are required to make lump-sum or "balloon" payments under the terms of some of our indebtedness. Our ability to make required payments of principal on outstanding indebtedness, whether at maturity or otherwise, may depend on our ability to refinance the applicable indebtedness or to sell properties. Currently, we have no commitments to refinance any of our indebtedness.
Our mortgages may impact our ability to sell encumbered properties on advantageous terms or at all.
Certain of our mortgages contain, and some future mortgages may contain, substantial prepayment premiums that we would have to pay upon the sale of a property, thereby reducing the net proceeds to us from the sale of any such property. As a result, our willingness to sell certain properties and the price at which we may desire to sell a property may be impacted. If we are unable to sell properties on favorable terms or redeploy the proceeds of property sales in accordance with our business strategy, then our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.

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
The market value of the Company's common stock is based in large part upon the market’s perception of the growth potential of the Company's earnings and cash dividends. The market value of the Company's common stock is also based upon the value of the Company's underlying real estate assets. For this reason, shares of the Company's common stock may trade at prices that are higher or lower than the Company's net asset value per share. To the extent that the Company retains operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of the Company's underlying assets, may not correspondingly increase the market price of the Company's common stock. The Company's failure to meet the market’s expectations with regard to future earnings and the payment of cash dividends/distributions likely would adversely affect the market price of the Company's common stock. Further, the distribution yield on the common stock (as a percentage of the price of the common stock) relative to market interest rates may also influence the market price of the Company's common stock. An increase in market interest rates might lead prospective purchasers of the Company's common stock to expect a higher distribution yield, which would adversely affect the market price of the Company's common stock. Any reduction in the market price of the Company's common stock would, in turn, reduce the market value of the Units.
We may become subject to litigation.
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
Under various federal, state and local laws, ordinances and regulations, we may, as an owner or operator of real estate, be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from a property and any related damages to natural resources. Environmental laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect our ability to rent or sell a property or to borrow using a property as collateral. The disposal or treatment of hazardous or toxic materials, or the arrangement of such disposal or treatment, may cause us to be liable for the costs of clean-up of such materials or for related natural resource damages occurring at or emanating from an off-site disposal or treatment facility, whether or not the facility is owned or operated by us. No assurance can be given that existing environmental assessments with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of any of our properties did not create any material environmental condition not known to us or that a material environmental condition does not otherwise exist as to any of our properties. Moreover, there can be no assurance that (i) changes to existing laws, ordinances or regulations to address, among other things, climate change, will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by customers, by the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third-parties unrelated to us.

All of our properties were subject to a Phase I or similar environmental assessment by independent environmental consultants at the time of acquisition. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. While some of these assessments have led to further investigation and sampling, none of our environmental assessments of our properties have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole. However, we cannot give any assurance that such conditions do not exist or may not arise in the future. Material environmental conditions, liabilities or compliance concerns may arise after the environmental assessment has been completed.
Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third-parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.
We invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties are adjacent to or near other properties that may have contained or currently contain underground storage tanks used to store petroleum products, or other hazardous or toxic substances. In addition, previous or current occupants of our properties and adjacent properties may have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
We have a portfolio environmental insurance policy that provides coverage for potential environmental liabilities, subject to the policy’s coverage conditions and limitations, for most of our properties. From time to time, we may acquire properties or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
Our insurance coverage does not include all potential losses.
Real property is subject to casualty risk including damage, destruction, or loss resulting from events that are unusual, sudden and unexpected. Some of our properties are located in areas where casualty risk is higher due to earthquake, wind and/or flood risk. We carry comprehensive insurance coverage to mitigate our casualty risk, in amounts and of a kind that we believe are appropriate for the markets where each of our properties and their business operations are located. Among other coverage, we carry property, boiler and machinery, general liability, cyber liability, fire, flood, terrorism, earthquake, extended coverage and rental loss insurance. Our coverage includes policy specifications and limits customarily carried for similar properties and business activities.  We evaluate our level of insurance coverage and deductibles using analysis and modeling, as is customary in our industry. However, we do not insure against all types of casualty, and we may not fully insure against certain perils such as earthquake and cyber risk, either because coverage is not available or because we do not deem it to be economically feasible or prudent to do so. As a result, we could experience a significant loss of capital or revenues, and be exposed to obligations under recourse debt associated with a property. This could occur if an uninsured loss occurs, a loss in excess of insured limits occurs, or a loss is not paid due to insurer insolvency.

We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties and, in particular, costs associated with complying with regulations such as the Americans with Disabilities Act of 1990 (the "ADA") may result in unanticipated expenses.
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
In addition, under the ADA, all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. Noncompliance with the ADA could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. We do not conduct audits or investigations of all of these properties to determine their compliance and we cannot predict the ultimate cost of compliance with the ADA, or other legislation. If one or more of our properties in which we invest is not in compliance with the ADA, or other legislation, then we would be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operations, cash flow, our ability to satisfy debt service obligations and to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
Terrorist attacks and other acts of violence or war may affect the market for the Company's common stock, the industry in which we conduct our operations and our profitability.
Acts of violence, including terrorist attacks could occur in the localities in which we conduct business. More generally, these events could cause consumer confidence and spending to decrease or result in increased volatility in the worldwide financial markets and economy. These attacks or armed conflicts may adversely impact our operations or financial condition. In addition, losses resulting from these types of events may be uninsurable.
We face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to manage our business, and our business is at risk from and may be impacted by cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and/or highly organized attempts organized by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could have a materially adverse effect on our business, financial condition and results of operations.
Adverse changes in our credit ratings could negatively affect our liquidity and business operations.
The credit ratings of our senior unsecured notes are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the credit rating agencies in their rating analyses. Our credit ratings can affect the availability, terms and pricing of any indebtedness we may incur or preferred stock that we might issue going forward. There can be no assurance that we will be able to maintain any credit rating and, in the event any credit rating is downgraded, we could incur higher borrowing costs or may be unable to access certain or any capital markets.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur could result in misstatements of our results of operations, restatements of our financial statements, a decline in the price/value of our securities, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.
The Company is authorized to issue preferred stock. The issuance of preferred stock could adversely affect the holders of the Company's common stock issued pursuant to its public offerings.
Our declaration of trust authorizes the Company to issue 225,000,000 shares, of which 10,000,000 shares are designated as preferred stock. Subject to approval by the Company's Board of Directors, the Company may issue preferred stock with rights, preferences and privileges that are more beneficial than the rights, preferences and privileges of its common stock. Holders of the Company's common stock do not have preemptive rights to acquire any shares issued by the Company in the future. If the Company ever creates and issues preferred stock with a distribution preference over common stock, payment of any distribution preferences on outstanding preferred stock would reduce the amount of funds available for the payment of distributions to our common stockholders and Unitholders. In addition, holders of preferred stock are normally entitled to receive a preference payment in the event of liquidation, dissolution or winding up before any payment is made to our common stockholders, which would reduce the amount our common stockholders and Unitholders, might otherwise receive upon such an occurrence. Also, under certain circumstances, the issuance of preferred stock may have the effect of delaying or preventing a change in control of the Company.
The Company's Board of Directors may change its strategies, policies or procedures without stockholder approval, which may subject us to different and more significant risks in the future.
Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by the Company's Board of Directors. These policies may be amended or revised at any time and from time to time at the discretion of the Company's Board of Directors without notice to or a vote of its stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies. Under these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business and growth. In addition, the Company's Board of Directors may change its governance policies provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flow, ability to satisfy our principal and interest obligations, ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units.
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
Our organizational documents do not limit the amount of available funds that we may invest in joint ventures. Although we have no investments in joint ventures as of December 31, 2017, we may selectively develop and acquire properties through joint ventures with other persons or entities when we deem such transactions are warranted by the circumstances in the future. Joint venture investments, in general, involve certain risks not otherwise present with other methods of investment in real estate, including:

•	joint venturers may share certain approval rights over major decisions;

•	joint venturers might become bankrupt or otherwise fail to fund their share of any required capital commitments;

•
joint venturers might have economic or other business interests or goals that are competitive or inconsistent with our business interests or goals that would affect our ability to operate the property;

•
joint venturers may have the power to act contrary to our instructions, requests, policies or objectives, including our current policy with respect to maintaining the Company's qualification as a REIT;

•	the joint venture agreements often restrict the transfer of a member’s or joint venturer’s interest or may otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•
disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and subject the properties owned by the applicable joint venture to additional risk; and

•	we may in certain circumstances be liable for the actions of our joint venturers.
The occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units.

Item 1B.	Unresolved SEC Comments
None.

Item 2.	Properties
General
At December 31, 2017, we owned 484 in-service industrial properties containing an aggregate of approximately 59.3 million square feet of GLA in 21 states, with a diverse base of approximately 1,350 tenants engaged in a wide variety of businesses, including manufacturing, retail, wholesale trade, distribution and professional services. The average annual base rent per square foot on a portfolio basis, calculated at December 31, 2017, was $5.08. The properties are generally located in business parks that have convenient access to interstate highways and/or rail and air transportation. We maintain insurance on our properties that we believe is adequate.
We classify our properties into four industrial categories: bulk warehouse, regional warehouse, light industrial and R&D/flex. While some properties may have characteristics which fall under more than one property type, we use what we believe is the most dominant characteristic to categorize the property.
The following describes, generally, the different industrial categories:

•	Bulk warehouse buildings are of more than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space;

•	Regional warehouses are of less than 100,000 square feet, have a ceiling height of at least 22 feet and are comprised of 5%-15% of office space;

•	Light industrial properties are of less than 100,000 square feet, have a ceiling height of 16-21 feet and are comprised of 5%-50% of office space; and

•	R&D/flex buildings are of less than 100,000 square feet, have a ceiling height of less than 16 feet and are comprised of 50% or more of office space.

The following tables summarize, by market, certain information as of December 31, 2017, with respect to the in-service properties.
In-Service Property Summary Totals

	Bulk Warehouse		Regional Warehouse		Light Industrial		R&D/Flex		Total
Metropolitan Area	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	GLA (in 000's)	Number of Properties	Occupancy at 12/31/17
Atlanta, GA	3,859	13	704	5	347	5	—	—	4,910	23	90%
Baltimore, MD	1,579	5	96	1	453	8	140	4	2,268	18	98%
Central/Eastern PA (a)	5,957	14	580	6	346	7	—	—	6,883	27	98%
Chicago, IL	4,134	13	326	6	255	5	86	1	4,801	25	98%
Cincinnati, OH	683	3	310	3	278	5	100	2	1,371	13	98%
Cleveland, OH	1,128	6	—	—	—	—	—	—	1,128	6	100%
Dallas/Ft. Worth, TX	3,781	24	524	7	1,224	29	151	5	5,680	65	98%
Denver, CO	579	4	633	6	1,132	25	156	5	2,500	40	100%
Detroit, MI	399	3	510	11	681	29	136	3	1,726	46	100%
Houston, TX	2,591	12	377	5	470	8	—	—	3,438	25	99%
Indianapolis, IN	1,968	6	603	7	179	5	20	1	2,770	19	95%
Miami, FL	315	2	345	7	82	1	—	—	742	10	98%
Milwaukee, WI	873	4	90	1	—	—	—	—	963	5	100%
Minneapolis/St. Paul, MN	2,778	13	145	2	322	4	406	5	3,651	24	98%
Nashville, TN	980	3	—	—	164	2	—	—	1,144	5	100%
New Jersey (a)	1,120	4	112	1	865	15	172	3	2,269	23	98%
Orlando, FL	427	3	86	1	79	1	—	—	592	5	100%
Phoenix, AZ	1,707	7	452	7	39	1	—	—	2,198	15	97%
Seattle, WA	101	1	127	2	—	—	—	—	228	3	100%
Southern California (a)	4,190	16	914	14	891	22	—	—	5,995	52	97%
St. Louis, MO	1,238	2	—	—	381	5	192	2	1,811	9	98%
Tampa, FL	209	1	—	—	213	6	354	14	776	21	95%
Other (b)	1,441	5	—	—	—	—	—	—	1,441	5	100%
Total	42,037	164	6,934	92	8,401	183	1,913	45	59,285	484	97.3%
Occupancy by Industrial Property Type		98.1%		98.3%		94.4%		90.8%			97.3%
_______________

(a)
Southern California includes the markets of Los Angeles, the Inland Empire and San Diego. Central/Eastern PA includes the markets of Central Pennsylvania and Philadelphia. New Jersey includes the markets of Northern and Southern New Jersey.

(b)	Properties are located in Kansas City, MO; Jefferson County, KY; Greenville, KY; Winchester, VA; and Salt Lake City, UT.
Indebtedness
As of December 31, 2017, 133 of our 484 in-service industrial properties, with a net carrying value of $576.6 million, are pledged as collateral under our mortgage financings, totaling $451.9 million, excluding unamortized debt issuance costs. See Note 4 to the Consolidated Financial Statements and the accompanying Schedule III beginning on page S-1 for additional information.

Property Acquisitions
During the year ended December 31, 2017, we acquired eight industrial properties and several land parcels for an aggregate purchase price of approximately $174.2 million. The industrial properties were acquired at an expected stabilized capitalization rate of approximately 5.8%. The capitalization rate for these industrial property acquisitions was calculated using the estimated stabilized net operating income (excluding straight-line rent and above and below market lease amortization) and dividing it by the sum of the purchase price plus estimated costs incurred to stabilize the properties. The acquired industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/17
Chicago, IL	1	99,838	Regional Warehouse	100%
Denver, CO	1	181,348	Bulk Warehouse	100%
Miami, FL	1	172,120	Bulk Warehouse	100%
New Jersey	1	213,000	Bulk Warehouse	100%
Orlando, FL	2	188,808	Regional Warehouse, Bulk Warehouse	100%
Southern California	2	229,909	Bulk Warehouse, Light Industrial	100%
	8	1,085,023
Development Activity
During the year ended December 31, 2017, we completed and placed in-service one development project totaling approximately 0.6 million square feet of GLA at a total cost of approximately $45.4 million. Included in the total cost is $1.5 million of leasing commissions. The capitalization rate for this development project, calculated using the estimated stabilized net operating income (excluding straight-line rent) divided by the total investment in the developed property is 7.2%. The placed in-service development project has the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/17
Phoenix, AZ	1	618,350	Bulk Warehouse	100%
As of December 31, 2017, we substantially completed two developments totaling approximately 0.8 million square feet of GLA. The estimated total investment for the two developments is approximately $49.1 million, of which $44.9 million has been incurred as of December 31, 2017. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The substantially completed developments have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Occupancy at 12/31/17
Chicago, IL	1	602,348	Bulk Warehouse	50%
Southern California	1	242,580	Bulk Warehouse	0%
	2	844,928

As of December 31, 2017, we have six development projects that are under construction totaling approximately 4.2 million square feet of GLA. The estimated total investment for the six development projects under construction is $291.0 million, of which $115.2 million has been incurred as of December 31, 2017. There can be no assurance that the actual completion cost for these developments will not exceed the estimated completion cost. The development projects under construction have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type	Anticipated Quarter of Building Completion
Chicago, IL	1	355,199	Bulk Warehouse	Q2 2018
Phoenix, AZ	1	640,000	Bulk Warehouse	Q2 2018
Southern California	6	936,000	Bulk Warehouse, Regional Warehouse	Q2 2018
Houston, TX	1	126,000	Bulk Warehouse	Q3 2018
Central/Eastern PA	1	738,720	Bulk Warehouse	Q4 2018
Southern California	1	1,387,899	Bulk Warehouse	Q4 2018
	11	4,183,818
Property Sales
During the year ended December 31, 2017, we sold 60 industrial properties comprising approximately 4.6 million square feet of GLA, at a weighted average capitalization rate of 7.1%, and one land parcel for total gross sales proceeds of approximately $236.1 million. The capitalization rate for the 60 industrial property sales is calculated by taking revenues of the property (excluding straight-line rent, lease inducement amortization and above and below market lease amortization) less operating expenses of the property for a period of the last twelve full months prior to sale and dividing the sum by the sales price of the property. The sold industrial properties have the following characteristics:

Metropolitan Area	Number of Properties	GLA	Property Type
Atlanta, GA	4	470,611	Bulk Warehouse, Regional Warehouse, Light Industrial
Central/Eastern PA	6	389,056	Bulk Warehouse, Regional Warehouse, Light Industrial
Chicago, IL	1	38,793	R & D/Flex
Cincinnati, OH	1	185,580	Regional Warehouse
Cleveland, OH	1	190,188	Bulk Warehouse
Dallas/Ft. Worth	1	25,000	Light Industrial
Denver, CO	1	15,767	Light Industrial
Detroit, MI	10	424,847	Bulk Warehouse, Regional Warehouse, Light Industrial
Houston, TX	2	483,950	Bulk Warehouse, Regional Warehouse
Indianapolis, IN	8	452,080	Bulk Warehouse, Light Industrial, R & D/Flex
Milwaukee, WI	1	36,608	Light Industrial
Minneapolis/St. Paul, MN	6	1,067,283	Bulk Warehouse, Light Industrial
New Jersey	1	45,054	R & D/Flex
Phoenix, AZ	1	131,000	Bulk Warehouse
St. Louis, MO	1	22,411	Light Industrial
Other (a)	15	669,927	Bulk Warehouse, Regional Warehouse, Light Industrial, R & D/Flex
Total	60	4,648,155
_______________

(a)	Properties were located in Birmingham, AL; Fort Smith, AR; San Antonio, TX; and Salt Lake City, UT.

Tenant and Lease Information
We have a diverse base of approximately 1,350 tenants engaged in a wide variety of businesses including retail, wholesale trade, distribution, manufacturing and professional services. At December 31, 2017, our leases have a weighted average lease length of 6.6 years and the majority provide for periodic rent increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property’s operating costs, including the costs of common area maintenance, utilities, property taxes and insurance. As of December 31, 2017, approximately 97.3% of the GLA of our in-service properties was leased, and no single tenant or group of related tenants accounted for more than 2.6% of our rent revenues, nor did any single tenant or group of related tenants occupy more than 2.3% of the total GLA of our in-service properties.
Leasing Activity
The following table provides a summary of our leasing activity for the year ended December 31, 2017. The table does not include month-to-month leases or leases with terms less than twelve months.

	Number of Leases Commenced	Square Feet Commenced (in 000’s)	Net Rent Per Square Foot (1)	Straight Line Basis Rent Growth (2)	Weighted Average Lease Term (3)	Lease Costs Per Square Foot (4)	Weighted Average Tenant Retention (5)
New Leases	140	3,066	$5.09	23.0%	5.4	$4.11	N/A
Renewal Leases	196	6,332	$5.09	15.9%	3.8	$0.91	76.4%
Development / Not In Service Acquisition Leases	12	1,638	$5.13	N/A	7.0	N/A	N/A
Total / Weighted Average	348	11,036	$5.10	18.2%	4.7	$1.96	N/A
_______________

(1)	Net rent is the average base rent calculated in accordance with GAAP, over the term of the lease.

(2)
Straight Line basis rent growth is a ratio of the change in net rent (including straight-line rent adjustments) on a new or renewal lease compared to the net rent (including straight-line rent adjustments) of the comparable lease. New leases where there were no prior comparable leases are excluded.

(3)	The lease term is expressed in years. Assumes no exercise of lease renewal options, if any.

(4)
Lease costs are comprised of the costs incurred or capitalized for improvements of vacant and renewal spaces, as well as the commissions paid and costs capitalized for leasing transactions. Lease costs per square foot represent the total turnover costs expected to be incurred on the leases signed during the period and do not reflect actual expenditures for the period.

(5)	Represents the weighted average square feet of tenants renewing their respective leases.
During the year ended December 31, 2017, 95 new leases commenced with free rent periods during the lease term with such leases constituting 2.4 million square feet of GLA. Total free rent concessions of $2.5 million were associated with these new leases. During the year ended December 31, 2017, two renewal leases commenced with free rent periods during the lease term with such leases constituting 0.1 million square feet of GLA. Total free rent concessions of $0.02 million were associated with these renewal leases. Additionally, during the year ended December 31, 2017, 12 development and not in service acquisition leases commenced with free rent periods during the lease term with such leases constituting 1.6 million square feet of GLA. Total free rent concessions of $2.7 million were associated with these development and not in service acquisition leases.

Lease Expirations
Fundamentals for the United States industrial real estate market remained favorable in 2017, as continued growth in the general economy, including e-commerce supply chain activity, drove additional demand for space. Development of new industrial space increased in response to this growth in demand. New supply slightly exceeded incremental demand in 2017, following seven years of net absorption outpacing new completions. National vacancy levels remained low and the overall industry conditions resulted in continued growth in market rental rate environments in virtually all of our markets. Based on our recent experience, a new supply/demand environment near equilibrium, and the 2018 forecast from a leading national research company, we expect our average net rental rates for renewal leases on a cash basis to be higher than the expiring rates. For 2018, net rental rates for new leases on a cash basis on average are also expected to be higher than the comparative prior leases, primarily due to the improvement in market conditions as compared to the conditions prevailing when the comparative leases were structured. The following table shows scheduled lease expirations for all leases for our in-service properties as of December 31, 2017.

Year of Expiration (1)	Number of Leases Expiring	GLA Expiring (2)	Percentage of GLA Expiring (2)	Annualized Base Rent Under Expiring Leases (In thousands) (3)	Percentage of Total Annualized Base Rent Expiring (3)
2018	208	4,919,990	9%	$25,924	9%
2019	285	8,366,318	15%	44,772	15%
2020	254	8,145,276	14%	42,315	15%
2021	206	9,827,533	17%	48,171	17%
2022	162	5,902,494	10%	31,308	11%
2023	110	5,390,628	9%	26,978	9%
2024	40	3,378,055	6%	15,925	5%
2025	35	2,830,726	5%	13,771	5%
2026	36	3,289,380	6%	15,072	5%
2027	18	2,725,988	5%	13,802	5%
Thereafter	15	2,091,531	4%	10,802	4%
Total	1,369	56,867,919	100%	$288,840	100%
_______________

(1)	Includes leases that expire on or after January 1, 2018 and assumes tenants do not exercise existing renewal, termination or purchase options.

(2)	Does not include existing vacancies of 1,584,920 aggregate square feet and December 31, 2017 move outs of 832,394 aggregate square feet.

(3)
Annualized base rent is calculated as monthly base rent (cash basis) per the terms of the lease, as of December 31, 2017, multiplied by 12. If free rent is granted, then the first positive rent value is used.

Item 3.	Legal Proceedings
We are involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on our results of operations, financial position or liquidity.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity / Partners' Capital, Related Stockholder / Unitholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table sets forth, for the periods indicated, the high and low closing prices per share of the Company's common stock, which trades on the New York Stock Exchange under the trading symbol “FR” and the dividends declared per share for the Company's common stock and the distributions declared per Unit for the Operating Partnership's Units. There is no established public trading market for the Units.

Quarter Ended	Closing High	Closing Low	Dividend/Distribution Declared
December 31, 2017	$32.82	$30.49	$0.2100
September 30, 2017	$31.74	$28.21	$0.2100
June 30, 2017	$30.04	$26.88	$0.2100
March 31, 2017	$28.66	$25.35	$0.2100
December 31, 2016	$28.12	$25.35	$0.1900
September 30, 2016	$29.61	$27.00	$0.1900
June 30, 2016	$27.82	$22.36	$0.1900
March 31, 2016	$22.98	$19.32	$0.1900
As of February 20, 2018, the Company had 408 common stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder. The Operating Partnership had 124 holders of record of Units registered with our transfer agent.
In order to comply with the REIT requirements of the Code, the Company is generally required to make common share distributions and preferred share distributions (other than capital gain distributions) to its shareholders in amounts that together at least equal i) the sum of a) 90% of the Company's “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and b) 90% of net income (after tax), if any, from foreclosure property, minus ii) certain excess non-cash income.
Our dividend/distribution policy is determined by the Company's Board of Directors and is dependent on multiple factors, including cash flow and capital expenditure requirements, as well as ensuring that the Company meets the minimum distribution requirements set forth in the Code. The Company met the minimum distribution requirements with respect to 2017.
Holders of Units are entitled to receive distributions when, as and if declared by the Company's Board of Directors, after the priority distributions required under the Operating Partnership's partnership agreement have been made with respect to preferred partnership interests in the Operating Partnership out of any funds legally available for that purpose.
During the year ended December 31, 2017, the Operating Partnership did not issue any Limited Partner Units.
Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner of the Operating Partnership. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder’s notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2017, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $126.1 million or by issuing 4,008,221 shares of the Company’s common stock.

Equity Compensation Plans
The following table sets forth information regarding the Company's equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Further Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	704,580	$—	1,945,642
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	704,580	$—	1,945,642
Performance Graph
The following graph provides a comparison of the cumulative total stockholder return among the Company, the FTSE NAREIT Equity REIT Total Return Index (the “NAREIT Index”) and the Standard & Poor’s 500 Index (“S&P 500”). The NAREIT Index represents the performance of our publicly traded industrial REIT peers. The historical information set forth below is not necessarily indicative of future performance.

*	$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/12	12/13	12/14	12/15	12/16	12/17
FIRST INDUSTRIAL REALTY TRUST, INC.	$100.00	$126.53	$152.33	$168.04	$219.21	$253.14
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
FTSE NAREIT Equity REITs	$100.00	$102.47	$133.35	$137.61	$149.33	$157.14
_______________

*
The information provided in this performance graph shall not be deemed to be “soliciting material,” to be “filed” or to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless specifically treated as such.

Item 6.	Selected Financial Data
The following tables set forth the selected financial and operating data for the Company and the Operating Partnership on a consolidated basis. The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.
The Company

	Year Ended 12/31/17	Year Ended 12/31/16	Year Ended 12/31/15	Year Ended 12/31/14	Year Ended 12/31/13
	(In thousands, except per share data)
Statement of Operations Data:
Total Revenues	$396,402	$378,020	$365,823	$346,709	$320,808
Income from Continuing Operations	208,301	125,684	76,705	23,182	4,862
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	201,456	121,232	73,802	46,629	25,907
Basic Per Share Data:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.70	$1.05	$0.67	$0.18	$(0.09)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	1.70	1.05	0.67	0.42	0.24
Diluted Per Share Data:
Income (Loss) from Continuing Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.69	$1.05	$0.66	$0.18	$(0.09)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	1.69	1.05	0.66	0.42	0.24
Dividends/Distributions Per Share	$0.84	$0.76	$0.51	$0.41	$0.34
Basic Weighted Average Shares	118,272	115,030	110,352	109,922	106,995
Diluted Weighted Average Shares	118,787	115,370	110,781	110,325	106,995
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,495,745	$3,384,914	$3,293,968	$3,183,369	$3,119,547
Total Assets	2,941,062	2,793,263	2,709,808	2,574,911	2,590,690
Indebtedness	1,296,997	1,347,092	1,434,168	1,342,762	1,289,986
Total Equity	1,475,877	1,284,625	1,115,135	1,090,827	1,171,219
Cash Flow Data:
Cash Flow From Operating Activities	$191,109	$173,335	$162,149	$137,176	$125,751
Cash Flow From Investing Activities	(96,228)	(110,992)	(197,074)	(69,069)	(61,313)
Cash Flow From Financing Activities	(83,593)	(56,471)	29,426	(66,166)	(61,748)
Other Data:
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities (1)	$186,496	$167,811	$140,841	$127,890	$105,011
_______________

(1)
Funds from operations ("FFO") is a non-GAAP measure used in the real estate industry. See definition and a complete reconciliation of FFO to Net Income (Loss) Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities under the caption "Supplemental Earnings Measure" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Operating Partnership

	Year Ended 12/31/17	Year Ended 12/31/16	Year Ended 12/31/15	Year Ended 12/31/14	Year Ended 12/31/13
	(In thousands, except per Unit data)
Statement of Operations Data:
Total Revenues	$396,402	$378,020	$365,823	$346,709	$320,808
Income from Continuing Operations	208,301	125,684	76,820	23,434	4,908
Net Income Available to Unitholders and Participating Securities	208,158	125,547	76,682	48,704	27,033
Basic Per Unit Data:
Income (Loss) from Continuing Operations Available to Unitholders	$1.70	$1.05	$0.67	$0.18	$(0.09)
Net Income Available to Unitholders	1.70	1.05	0.67	0.42	0.24
Diluted Per Unit Data:
Income (Loss) from Continuing Operations Available to Unitholders	$1.69	$1.05	$0.66	$0.18	$(0.09)
Net Income Available to Unitholders	1.69	1.05	0.66	0.42	0.24
Distributions Per Unit	$0.84	$0.76	$0.51	$0.41	$0.34
Basic Weighted Average Units	122,306	119,274	114,709	114,388	111,646
Diluted Weighted Average Units	122,821	119,614	115,138	114,791	111,646
Balance Sheet Data (End of Period):
Real Estate, Before Accumulated Depreciation	$3,495,745	$3,384,914	$3,293,968	$3,183,369	$3,119,547
Total Assets	2,951,180	2,803,701	2,720,523	2,585,624	2,601,291
Indebtedness	1,296,997	1,347,092	1,434,168	1,342,762	1,289,986
Total Partners' Capital	1,485,995	1,295,063	1,125,850	1,101,590	1,181,817
Cash Flow Data:
Cash Flow From Operating Activities	$191,428	$173,612	$162,286	$137,918	$126,410
Cash Flow From Investing Activities	(96,228)	(110,992)	(197,074)	(69,724)	(61,926)
Cash Flow From Financing Activities	(83,913)	(56,748)	29,304	(66,253)	(61,800)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the sections of this Form 10-K titled "Forward-Looking Statements" and "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
Business Overview
The Company is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust as defined in the Code.
We believe our financial condition and results of operations are, primarily, a function of our performance in four key areas: leasing of industrial properties, acquisition and development of additional industrial properties, disposition of industrial properties and access to external capital.
We generate revenue primarily from rental income and tenant recoveries from operating leases of our industrial properties. Such revenue is offset by certain property specific operating expenses, such as real estate taxes, repairs and maintenance, property management, utilities and insurance expenses, along with certain other costs and expenses, such as depreciation and amortization costs and general and administrative and interest expenses. Our revenue growth is dependent, in part, on our ability to: (i) increase rental income, through increasing either or both occupancy rates and rental rates at our properties; (ii) maximize tenant recoveries; and (iii) minimize operating and certain other expenses. Revenues generated from rental income and tenant recoveries are a significant source of funds, in addition to income generated from gains on the sale of our properties (as discussed below), for our liquidity. The leasing of property, in general, and occupancy rates, rental rates, operating expenses and certain non-operating expenses, in particular, are impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The leasing of property also entails various risks, including the risk of tenant default. If we were unable to maintain or increase occupancy rates and rental rates at our properties or to maintain tenant recoveries and operating and certain other expenses consistent with historical levels and proportions, our revenue would decline. Further, if a significant number of our tenants were unable to pay rent (including tenant recoveries) or if we were unable to rent our properties on favorable terms, our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units would be adversely affected.
Our revenue growth is also dependent, in part, on our ability to acquire existing, and develop new industrial properties on favorable terms. We seek to identify opportunities to acquire existing industrial properties on favorable terms, and, when conditions permit, also seek to acquire and develop new industrial properties on favorable terms. Existing properties, as they are acquired, and acquired and developed properties, as they are leased, generate revenue from rental income, tenant recoveries and fees, income from which, as discussed above, is a source of funds for our distributions to our stockholders and Unitholders. The acquisition and development of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The acquisition and development of properties also entails various risks, including the risk that our investments may not perform as expected. For example, acquired existing and acquired and developed new properties may not sustain and/or achieve anticipated occupancy and rental rate levels. With respect to acquired and developed new properties, we may not be able to complete construction on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing the properties. Also, we face significant competition for attractive acquisition and development opportunities from other well-capitalized real estate investors, including publicly-traded REITs and private investors. Further, as discussed below, we may not be able to finance the acquisition and development opportunities we identify. If we were unable to acquire and develop sufficient additional properties on favorable terms, or if such investments did not perform as expected, our revenue growth would be limited and our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units would be adversely affected.

We also generate income from the sale of our properties (including existing buildings, buildings which we have developed or re-developed on a merchant basis and land). The gain or loss on, and fees from, the sale of such properties are included in our income and can be a significant source of funds, in addition to revenues generated from rental income and tenant recoveries. Proceeds from sales are used to repay outstanding debt and, market conditions permitting, may be used to fund the acquisition of existing industrial properties, and the acquisition and development of new industrial properties. The sale of properties is impacted, variously, by property specific, market specific, general economic and other conditions, many of which are beyond our control. The sale of properties also entails various risks, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. Further, our ability to sell properties is limited by safe harbor rules applying to REITs under the Code which relate to the number of properties that may be disposed of in a year, their tax bases and the cost of improvements made to the properties, along with other tests which enable a REIT to avoid punitive taxation on the sale of assets. If we are unable to sell properties on favorable terms, our income growth would be limited and our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
We utilize a portion of the net sales proceeds from property sales, borrowings under our Unsecured Credit Facility and proceeds from the issuance, when and as warranted, of additional debt and equity securities to refinance debt and finance future acquisitions and developments. Access to external capital on favorable terms plays a key role in our financial condition and results of operations, as it impacts our cost of capital and our ability and cost to refinance existing indebtedness as it matures and our ability to fund acquisitions and developments. Our ability to access external capital on favorable terms is dependent on various factors, including general market conditions, interest rates, credit ratings on our debt, the market’s perception of our growth potential, our current and potential future earnings and cash distributions and the market price of the Company's common stock. If we were unable to access external capital on favorable terms, our financial condition, results of operations, cash flow and ability to make distributions to our stockholders and Unitholders, the market price of the Company's common stock and the market value of the Units could be adversely affected.
Summary of Significant Transactions During 2017
During 2017, we completed the following significant transactions and financing activities:

•	We acquired eight industrial properties comprising approximately 1.1 million square feet of GLA and several land parcels for an aggregate purchase price of approximately $174.2 million.

•
We placed in-service a development project totaling approximately 0.6 million square feet of GLA at a total cost of approximately $45.4 million. The occupancy of this development project is 100% at December 31, 2017.

•	We sold 60 industrial properties comprising approximately 4.6 million square feet of GLA for total gross sales proceeds of approximately $236.1 million.

•
We issued ten-year, $125.0 million private placement unsecured notes at a fixed rate of 4.30% and twelve-year, $75.0 million private placement unsecured notes at a fixed rate of 4.40%. Also, subsequent to year-end, we issued $150 million of 3.86% fixed rate senior unsecured notes with a 10-year term and $150 million of 3.96% fixed rate senior unsecured notes with a 12-year term. See Subsequent Events.

•
We amended the terms of our revolving line of credit to, among other things, decrease the interest spread, based on our current leverage, by five basis points, increase available capacity by $100 million and extend the maturity to October 2021, with a one-year extension option.

•
We amended the terms of both term loan agreements to, among other things, decrease by 50 basis points the interest spread on our $200 million term loan, which matures in January 2021, and decrease by a 40 basis points the interest spread on our $260 million term loan, which matures in September 2022.

•	We paid off and retired $156.9 million of unsecured notes with an average interest rate of 6.49% as well as $36.1 million in mortgage loans payable with an average interest rate of 5.58%.

•	We issued 2,560,000 shares of the Company's common stock in an underwritten public offering for proceeds, net of underwriting discounts and commissions, of $74.9 million.

•	We declared an annual cash dividend of $0.84 per common share or Unit, an increase of 10.5% from 2016.

Results of Operations
Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016
Our net income was $208.3 million and $125.7 million for the years ended December 31, 2017 and 2016, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2017 and 2016. Same store properties are properties owned prior to January 1, 2016 and held as an in-service property through December 31, 2017 and developments and redevelopments that were placed in service prior to January 1, 2016 or were substantially completed for the 12 months prior to January 1, 2016. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate the tenants to move out in the first year of ownership. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out in the first year of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2015 and held as an operating property through December 31, 2017. Sold properties are properties that were sold subsequent to December 31, 2015. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2016; or b) stabilized prior to January 1, 2016. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the year ended December 31, 2017, one industrial property, comprising approximately 0.1 million square feet of GLA, was taken out of service due to a fire which caused major damage to the building. As a result of taking this industrial property out of service, the results of operations were reclassified from the same store property classification to the (re)development classification. Additionally, during the year ended December 31, 2016, one industrial property, comprising approximately 28 thousand square feet of GLA, was taken out of service due to a fire which caused complete destruction of the building. The results of this property are also included in the (re) development classification. We intend to rebuild and repair both of these damaged buildings and will reclassify the operations of both properties to the same store classification following a complete calendar year of in service classification.
During the year ended December 31, 2015, one industrial property, comprising approximately 0.2 million square feet of GLA, was taken out of service with the intention of demolishing the industrial property and developing a new industrial property. During the year ended December 31, 2016, the newly developed industrial property was completed and the results related to this industrial property are included in the (re)development classification. This property will return to the same store classification in the first quarter of 2018.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2017 and 2016, the average occupancy rates of our same store properties were 96.2% and 96.4%, respectively.

	2017	2016	$ Change	% Change
	(In thousands)
REVENUES
Same Store Properties	$339,403	$329,704	$9,699	2.9%
Acquired Properties	9,021	2,409	6,612	274.5%
Sold Properties	17,010	33,260	(16,250)	(48.9)%
(Re) Developments	26,850	10,036	16,814	167.5%
Other	4,118	2,611	1,507	57.7%
Total Revenues	$396,402	$378,020	$18,382	4.9%
Revenues from same store properties increased $9.7 million due primarily to an increase in rental rates and tenant recoveries, slightly offset by a decrease in occupancy. Revenues from acquired properties increased $6.6 million due to the 14 industrial properties acquired subsequent to December 31, 2015 totaling approximately 1.8 million square feet of GLA. Revenues from sold properties decreased $16.3 million due to the 123 industrial properties sold subsequent to December 31, 2015 totaling approximately 8.6 million square feet of GLA. Revenues from (re)developments increased $16.8 million due to an increase in occupancy. Other revenues increased $1.5 million primarily due to an increase in occupancy related to three properties acquired in the year ended December 31, 2015 that were placed in service during the year ended December 31, 2016.

	2017	2016	$ Change	% Change
	(In thousands)
PROPERTY EXPENSES
Same Store Properties	$90,755	$88,218	$2,537	2.9%
Acquired Properties	2,462	600	1,862	310.3%
Sold Properties	5,527	11,684	(6,157)	(52.7)%
(Re) Developments	5,797	2,449	3,348	136.7%
Other	8,953	9,373	(420)	(4.5)%
Total Property Expenses	$113,494	$112,324	$1,170	1.0%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $2.5 million primarily due to an increase in real estate tax expense caused by higher assessed values on our properties and real estate tax abatements expiring. Property expenses from acquired properties increased $1.9 million due to properties acquired subsequent to December 31, 2015. Property expenses from sold properties decreased $6.2 million due to properties sold subsequent to December 31, 2015. Property expenses from (re)developments increased $3.3 million primarily due to the substantial completion of developments. Other property expenses decreased $0.4 million due to a decrease in certain miscellaneous expenses.
General and administrative expense increased $1.4 million, or 5.2%, primarily due to an increase in incentive compensation during the year ended December 31, 2017 as compared to the year ended December 31, 2016.
As discussed in Note 2 to the Consolidated Financial Statements, on January 1, 2017 we adopted a new accounting standard relating to the definition of a business. As a result of this adoption, our acquisitions of real estate during the year ended December 31, 2017 did not meet the definition of a business combination and thus the closing costs, which historically have been expensed, were capitalized as part of the basis of the real estate assets acquired. For the year ended December 31, 2016, we recognized $0.5 million of expenses related to costs associated with acquiring industrial properties from third parties.

	2017	2016	$ Change	% Change
	(In thousands)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$97,516	$98,909	$(1,393)	(1.4)%
Acquired Properties	4,874	1,358	3,516	258.9%
Sold Properties	4,305	9,352	(5,047)	(54.0)%
(Re) Developments	7,223	5,404	1,819	33.7%
Corporate Furniture, Fixtures and Equipment and Other	2,446	2,259	187	8.3%
Total Depreciation and Other Amortization	$116,364	$117,282	$(918)	(0.8)%
Depreciation and other amortization from same store properties decreased by $1.4 million due to accelerated depreciation and amortization taken during the year ended December 31, 2016 attributable to certain tenants who terminated their leases early. Depreciation and other amortization from acquired properties increased $3.5 million due to properties acquired subsequent to December 31, 2015. Depreciation and other amortization from sold properties decreased $5.0 million due to properties sold subsequent to December 31, 2015. Depreciation and other amortization from (re)developments increased $1.8 million primarily due to an increase in depreciation and amortization related to completed developments offset by accelerated depreciation on one property in Rancho Dominguez, CA which was razed during the year ended December 31, 2016. Depreciation from corporate furniture, fixtures and equipment and other increased $0.2 million due to higher depreciation related to incurred leasing costs at three properties acquired in the year ended December 31, 2015 that were placed in service during the year ended December 31, 2016.
For the year ended December 31, 2017, we recognized $131.3 million of gain on sale of real estate related to the sale of 60 industrial properties comprising approximately 4.6 million square feet of GLA and one land parcel. For the year ended December 31, 2016, we recognized $68.2 million of gain on sale of real estate related to the sale of 63 industrial properties comprising approximately 3.9 million square feet of GLA and several land parcels.
Interest expense decreased $2.2 million, or 3.8%, primarily due to a decrease in the weighted average interest rate for the year ended December 31, 2017 (4.42%) as compared to the year ended December 31, 2016 (4.50%), a decrease in the weighted average debt balance outstanding for the year ended December 31, 2017 ($1,392.2 million) as compared to the year ended December 31, 2016 ($1,400.5 million) and an increase in capitalized interest of $0.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to an increase in development activities.
Amortization of debt issuance costs remained relatively unchanged.
In September 2017, we entered into interest rate protection agreements (the “Treasury Locks”) in order to fix the interest rate on an anticipated unsecured debt offering. The Treasury Locks were settled during the fourth quarter. Due to the strict requirements surrounding the application of hedge accounting, we elected not to designate the Treasury Locks as hedges. As such, the Company recorded the full change in the fair value of the Treasury Locks within the income statement as opposed to being recorded in other comprehensive income. During the year ended December 31, 2017, we recorded $1.9 million of settlement gain on interest rate protection agreements.
For the year ended December 31, 2017, we recognized a loss from retirement of debt of $1.8 million due to prepayment penalties related to the early payoff of certain mortgage loans and the write-off of unamortized debt issuance costs on these mortgage loans as well as the write-off of unamortized debt issuance costs related to an exiting lender on our revolving line of credit and one of our unsecured term loans.
The income tax provision remained relatively unchanged.

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015
The Company's net income was $125.7 million and $76.7 million for the years ended December 31, 2016 and 2015, respectively. The Operating Partnership's net income was $125.7 million and $76.8 million for the years ended December 31, 2016 and 2015, respectively.
The tables below summarize our revenues, property expenses and depreciation and other amortization by various categories for the years ended December 31, 2016 and 2015. Same store properties are properties owned prior to January 1, 2015 and held as an in-service property through December 31, 2016 and developments and redevelopments that were placed in service prior to January 1, 2015 or were substantially completed for the 12 months prior to January 1, 2015. Properties which are at least 75% occupied at acquisition are placed in service, unless we anticipate the tenants to move out in the first year of ownership. Acquisitions that are less than 75% occupied at the date of acquisition, developments and redevelopments are placed in service as they reach the earlier of a) stabilized occupancy (generally defined as 90% occupied), or b) one year subsequent to acquisition or development/redevelopment construction completion. Acquired properties with occupancy greater than 75% at acquisition, but with tenants that we anticipate will move out in the first year of ownership, will be placed in service upon the earlier of reaching 90% occupancy or twelve months after move out. Properties are moved from the same store classification to the redevelopment classification when capital expenditures for a project are estimated to exceed 25% of the undepreciated gross book value of the property. Acquired properties are properties that were acquired subsequent to December 31, 2014 and held as an operating property through December 31, 2016. Sold properties are properties that were sold subsequent to December 31, 2014. (Re)Developments include developments and redevelopments that were not: a) substantially complete 12 months prior to January 1, 2015; or b) stabilized prior to January 1, 2015. Other revenues are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company and other miscellaneous revenues. Other property expenses are derived from the operations of properties not placed in service under one of the categories discussed above, the operations of our maintenance company, vacant land expenses and other miscellaneous regional expenses.
During the year ended December 31, 2015, one industrial property, comprising approximately 0.2 million square feet of GLA, was taken out of service with the intention of demolishing the industrial property and developing a new industrial property. During the year ended December 31, 2016, the newly developed industrial property was completed and the results related to this industrial property are included in the (re)development classification. This property will return to the same store classification in the first quarter of 2018.
During the year ended December 31, 2016, one industrial property, comprising approximately 28 thousand square feet of GLA, was taken out of service due to a fire which caused complete destruction of the building. As a result of taking the industrial property out of service, the results related to this industrial property were reclassified from the same store classification to the (re) development classification. We intend to rebuild the damaged building and will reclassify the operations of the property to the same store classification following a complete calendar year of in service classification.
Our future financial condition and results of operations, including rental revenues, may be impacted by the future acquisition, (re)development and sale of properties. Our future revenues and expenses may vary materially from historical rates.
For the years ended December 31, 2016 and 2015, the average occupancy rates of our same store properties were 95.9% and 95.2%, respectively.

	2016	2015	$ Change	% Change
	(In thousands)
REVENUES
Same Store Properties	$335,674	$324,280	$11,394	3.5%
Acquired Properties	10,367	2,189	8,178	373.6%
Sold Properties	9,429	32,222	(22,793)	(70.7)%
(Re) Developments	20,297	5,129	15,168	295.7%
Other	2,253	2,003	250	12.5%
Total Revenues	$378,020	$365,823	$12,197	3.3%
Revenues from same store properties increased $11.4 million due primarily to an increase in occupancy, rental rates and tenant recoveries. Revenues from acquired properties increased $8.2 million due to the 14 industrial properties acquired subsequent to December 31, 2014 totaling approximately 2.7 million square feet of GLA. Revenues from sold properties decreased $22.8 million due to the 129 industrial properties sold subsequent to December 31, 2014 totaling approximately 7.7 million square feet of GLA. Revenues from (re)developments increased $15.2 million due to an increase in occupancy. Other revenues increased $0.3 million primarily due to an increase in occupancy related to a property acquired in the year ended December 31, 2014 that was placed in service during the year ended December 31, 2015.

	2016	2015	$ Change	% Change
	(In thousands)
PROPERTY EXPENSES
Same Store Properties	$91,462	$90,241	$1,221	1.4%
Acquired Properties	3,098	516	2,582	500.4%
Sold Properties	3,925	12,779	(8,854)	(69.3)%
(Re) Developments	5,240	2,122	3,118	146.9%
Other	8,599	8,970	(371)	(4.1)%
Total Property Expenses	$112,324	$114,628	$(2,304)	(2.0)%
Property expenses include real estate taxes, repairs and maintenance, property management, utilities, insurance and other property related expenses. Property expenses from same store properties increased $1.2 million primarily due to a decrease in real estate tax refunds received in 2016 compared to 2015. Property expenses from acquired properties increased $2.6 million due to properties acquired subsequent to December 31, 2014. Property expenses from sold properties decreased $8.9 million due to properties sold subsequent to December 31, 2014. Property expenses from (re)developments increased $3.1 million primarily due to the substantial completion of developments. Other property expenses remained relatively unchanged.
General and administrative expense for the Company increased $1.3 million, or 5.3%, and for the Operating Partnership increased $1.5 million, or 5.8%, in each case primarily due to an increase in compensation, partially offset by a decrease in professional service expense during the year ended December 31, 2016 as compared to the year ended December 31, 2015.
For the years ended December 31, 2016 and 2015, we recognized $0.5 million and $1.4 million, respectively, of expense related to costs associated with acquiring industrial properties from third parties.
The impairment charge for the year ended December 31, 2015 of $0.6 million is due to marketing certain properties for sale and our assessment of the likelihood of a potential sale transaction.

	2016	2015	$ Change	% Change
	(In thousands)
DEPRECIATION AND OTHER AMORTIZATION
Same Store Properties	$97,773	$98,691	$(918)	(0.9)%
Acquired Properties	7,085	1,782	5,303	297.6%
Sold Properties	2,767	10,036	(7,269)	(72.4)%
(Re) Developments	8,592	2,354	6,238	265.0%
Corporate Furniture, Fixtures and Equipment and Other	1,065	951	114	12.0%
Total Depreciation and Other Amortization	$117,282	$113,814	$3,468	3.0%
Depreciation and other amortization from same store properties remained relatively unchanged. Depreciation and other amortization from acquired properties increased $5.3 million due to properties acquired subsequent to December 31, 2014. Depreciation and other amortization from sold properties decreased $7.3 million due to properties sold subsequent to December 31, 2014. Depreciation and other amortization from (re)developments increased $6.2 million primarily due to an increase in developments that were placed in service as well as accelerated depreciation on one property in Rancho Dominguez, CA which was razed during the year ended December 31, 2016. Depreciation from corporate furniture, fixtures and equipment and other remained relatively unchanged.
For the year ended December 31, 2016, we recognized $68.2 million of gain on sale of real estate related to the sale of 63 industrial properties comprising approximately 3.9 million square feet of GLA. For the year ended December 31, 2015, we recognized $48.9 million of gain on sale of real estate related to the sale of 66 industrial properties comprising approximately 3.8 million square feet of GLA and several land parcels.
Interest expense decreased $8.0 million, or 11.9%, primarily due to a decrease in the weighted average interest rate for the year ended December 31, 2016 (4.50%) as compared to the year ended December 31, 2015 (4.99%) and an increase in capitalized interest of $1.1 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to an increase in development activities, offset by an increase in the weighted average debt balance outstanding for the year ended December 31, 2016 ($1,400.5 million) as compared to the year ended December 31, 2015 ($1,399.9 million).
Amortization of debt issuance costs remained relatively unchanged.
In August 2014, we entered into interest rate protection agreements in order to maintain our flexibility to pursue an offering of unsecured debt. During the year ended December 31, 2015, we de-designated the interest rate protection agreements as a result of determining the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the respective hedge designation memos. For the year ended December 31, 2015, we recorded $11.5 million of settlement loss on the three interest rate protection agreements.
Equity in income of joint ventures is not significant.
The income tax provision increased $1.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to an increase in taxable gain from the sales of real estate from one of our TRSs.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in more detail in Note 2 to the Consolidated Financial Statements. We believe the following critical accounting policies relate to the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•
Accounts Receivable: We are subject to tenant defaults and bankruptcies that could affect the collection of rent due under our outstanding accounts receivable, including straight-line rent. In order to mitigate these risks, we perform credit reviews on all prospective tenants meeting certain financial thresholds before leases are executed. We closely monitor all existing tenants and maintain an allowance for doubtful accounts which is an estimate that is based on our assessment of various factors including the accounts receivable aging, customer credit-worthiness and historical bad debts.

•
Investment in Real Estate: We allocate purchase price of acquired properties to tangible (land, building, tenant improvements) and identified intangible assets (leasing commissions, in-place leases, tenant relationships, above and below market leases and below market ground lease obligations). Above-market and below-market lease and below market ground lease obligation values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) our estimate of fair market lease rents for each corresponding in-place lease. Leasing commission, in-place lease and tenant relationship values for acquired properties are recorded based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the respective tenant. The value allocated to tenant relationships is amortized to depreciation and amortization expense over the expected term of the relationship, which includes an estimate of the probability of lease renewal and its estimated term. We also allocate purchase price on multi-property portfolios to individual properties. The allocation of purchase price is based on our assessment of various characteristics of the markets where the property is located and the expected cash flows of the property.

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

•
Impairment of Real Estate Assets: We review our real estate assets for possible impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as our ability to hold and our intent with regard to each property.  The judgments regarding whether the carrying amounts of these assets may not be recoverable are based on estimates of future undiscounted cash flows from properties which include estimates of future operating performance and market conditions. If any real estate investment is considered permanently impaired, a loss is recorded to reduce the carrying value of the property to its estimated fair value.  Real estate assets that are classified as held-for-sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell.

•
Deferred Tax Assets and Liabilities: We account for income taxes related to one of our TRSs under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequents of events that have been included in the financial statements. Our estimates are based on our interpretation of tax laws. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, the Company's inability to qualify as a REIT and changes in tax laws. Adjustments required in any given period are included within the income tax provision. In assessing the need for a valuation allowance against our deferred tax assets, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made.

Liquidity and Capital Resources
At December 31, 2017, our cash and cash equivalents and restricted cash were approximately $21.1 million and $25.3 million, respectively. Restricted cash is comprised of gross proceeds from the sales of certain industrial properties. These sale proceeds will be disbursed as we exchange industrial properties under Section 1031 of the Code. We also had $575.7 million available for additional borrowings under our Unsecured Credit Facility as of December 31, 2017.
We have considered our short-term (through December 31, 2018) liquidity needs and the adequacy of our estimated cash flow from operations and other expected liquidity sources to meet these needs. We have $158.5 million in mortgage loans payable outstanding at December 31, 2017 that we anticipate prepaying prior to December 31, 2018. We expect to satisfy these payment obligations on or prior to the maturity dates with the issuance of unsecured debt securities (see Subsequent Events). With the exception of these payment obligations, we believe that our principal short-term liquidity needs are to fund normal recurring expenses, property acquisitions, developments, renovations, expansions and other nonrecurring capital improvements, debt service requirements, the minimum distributions required to maintain the Company's REIT qualification under the Code and distributions approved by the Company's Board of Directors. We anticipate that these needs will be met with cash flows provided by operating activities as well as the disposition of select assets. These needs may also be met by the issuance of additional equity or debt securities or long-term unsecured indebtedness, subject to market conditions and contractual restrictions or borrowings under our Unsecured Credit Facility.
We expect to meet long-term (after December 31, 2018) liquidity requirements such as property acquisitions, developments, scheduled debt maturities, major renovations, expansions and other nonrecurring capital improvements through the disposition of select assets, long-term unsecured and secured indebtedness and the issuance of additional equity or debt securities, subject to market conditions.
At December 31, 2017, borrowings under our Unsecured Credit Facility bore interest at a weighted average interest rate of 2.46%. As of February 23, 2018 we had approximately $720.8 million available for additional borrowings under our Unsecured Credit Facility. Our Unsecured Credit Facility contains certain financial covenants including limitations on incurrence of debt and debt service coverage. Our access to borrowings may be limited if we fail to meet any of these covenants. We believe that we were in compliance with our financial covenants as of December 31, 2017, and we anticipate that we will be able to operate in compliance with our financial covenants in 2018.
As of December 31, 2017, our senior unsecured notes have been assigned credit ratings from Standard & Poor’s, Moody’s and Fitch Ratings of BBB-/Positive, Baa3/Positive and BBB/Stable, respectively. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization. In the event of a downgrade, we believe we would continue to have access to sufficient capital; however, our cost of borrowing would increase and our ability to access certain financial markets may be limited.

Cash Flow Activity
The following table summarizes our cash flow activity for the Company for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(In millions)
Net cash provided by operating activities	$191.1	$173.3
Net cash used in investing activities	(96.2)	(111.0)
Net cash used in financing activities	(83.6)	(56.5)
The following table summarizes our cash flow activity for the Operating Partnership for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(In millions)
Net cash provided by operating activities	$191.4	$173.6
Net cash used in investing activities	(96.2)	(111.0)
Net cash used in financing activities	(83.9)	(56.7)
Changes in cash flow for the year ended December 31, 2017, compared to the prior year comparable period are described as follows:
Operating Activities: Cash provided by operating activities increased $17.8 million, primarily due to the following:

•
Increase in NOI generated from recently developed properties of $13.5 million, an increase in NOI from same store properties due to an increase in rental rates of $7.2 million and an increase in NOI from acquired properties of $4.8 million offset by decreases in NOI due to building disposals of $10.1 million.

Investing Activities: Cash used in investing activities decreased $14.8 million, primarily due to the following:

•	Decrease of $38.5 million due to higher proceeds received from the disposition of real estate in 2017 less cash held at our 1031 intermediary; and

•	Decrease of $34.0 million due to less building, tenant improvement and leasing commission expenditures; and

•	Insurance proceeds of $10.1 million received in 2017 related to casualty losses related to fires at two of our buildings.
Offset by:

•	Increase of $67.8 million due to an increase in real estate acquisitions in 2017.
Financing Activities: Cash used in financing activities increased $27.1 million for the Company (increased $27.2 million for the Operating Partnership), primarily due to the following:

•	Increase in net debt repayments aggregating to $155.6 million; and

•	Decrease of $50.1 million in proceeds related to the issuance of common stock in underwritten public offerings; and

•	Increase of $17.8 million in the payment of common stock dividends and distributions.
Offset by:

•	The issuance of unsecured private placement notes in 2017 aggregating to $200.0 million.

Contractual Obligations and Commitments
The following table lists our contractual obligations and commitments as of December 31, 2017:

		Payments Due by Period (In thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating and Ground Leases(1)(2)	$31,297	$1,495	$1,450	$1,213	$27,139
Real Estate Development Costs(1)(3)	175,800	175,800	—	—	—
Long Term Debt	1,304,673	165,449	138,091	752,562	248,571
Interest Expense on Long Term Debt(1)(4)	235,176	46,869	75,156	46,266	66,885
Total	$1,746,946	$389,613	$214,697	$800,041	$342,595
_______________

(1)	Not on balance sheet.

(2)	Operating lease minimum rental payments have not been reduced by minimum sublease rentals of $0.8 million due in the future under non-cancelable subleases.

(3)	Represents estimated remaining costs on the completion of development projects under construction.

(4)
Includes interest expense on our unsecured term loans, inclusive of the impact of interest rate protection agreements which effectively swap the variable interest rate to a fixed interest rate. Excludes interest expense on our Unsecured Credit Facility.

Off-Balance Sheet Arrangements
At December 31, 2017, we had letters of credit and performance bonds outstanding amounting to $20.2 million in the aggregate. The letters of credit and performance bonds are not reflected as liabilities on our balance sheet. We have no other off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, other than those disclosed on the Contractual Obligations and Commitments table above that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or liquidity and capital resources.
Environmental
We paid approximately $0.4 million and $0.4 million during the years ended December 31, 2017 and 2016, respectively, related to environmental expenditures. We estimate 2018 expenditures of approximately $0.3 million. We estimate that the aggregate expenditures which need to be expended in 2018 and beyond with regard to currently identified environmental issues will not exceed approximately $1.0 million.
Inflation
For the last several years, inflation has not had a significant impact on us because of the relatively low inflation rates in our markets of operation. Most of our leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation. In addition, our leases have a weighted average lease length of 6.6 years which may enable us to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.
Market Risk
The following discussion about our risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Our business subjects us to market risk from interest rates, as described below.

Interest Rate Risk
The following analysis presents the hypothetical gain or loss in earnings, cash flows or fair value of the financial instruments and derivative instruments which are held by us at December 31, 2017 that are sensitive to changes in interest rates. While this analysis may have some use as a benchmark, it should not be viewed as a forecast.
In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include credit risk and legal risk and are not represented in the following analysis.
At December 31, 2017, $1,160.3 million or 88.9% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. As of the same date, $144.5 million or 11.1% of our total debt, excluding unamortized debt issuance costs, was variable rate debt. At December 31, 2016, $1,164.2 million or 86.0% of our total debt, excluding unamortized debt issuance costs, was fixed rate debt. This includes $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements. As of the same date, $189.5 million or 14.0% of our total debt, excluding unamortized debt issuance costs, was variable rate debt.
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
Our variable rate debt is subject to risk based upon prevailing market interest rates. As of December 31, 2017 and 2016, we had approximately $144.5 million and $189.5 million, respectively, of variable rate debt outstanding indexed to LIBOR rates (excluding the $460.0 million of variable-rate debt that has been effectively swapped to a fixed rate through the use of interest rate protection agreements). If the LIBOR rates relevant to our variable rate debt were to have increased 10%, we estimate that our interest expense during the years ended December 31, 2017 and 2016 would have increased by approximately $0.26 million and $0.14 million, respectively, based on our average outstanding floating-rate debt during the years ended December 31, 2017 and 2016. Additionally, if weighted average interest rates on our fixed rate debt were to have increased by 10% due to refinancing, interest expense would have increased by approximately $5.8 million and $6.0 million during the years ended December 31, 2017 and 2016.
As of December 31, 2017 and 2016, the estimated fair value of our debt was approximately $1,341.5 million and $1,384.1 million, respectively, based on our estimate of the then-current market interest rates.
The use of derivative financial instruments allows us to manage risks of increases in interest rates with respect to the effect these fluctuations would have on our earnings and cash flows. As of December 31, 2017 and 2016, we had interest rate protection agreements with a notional aggregate amount outstanding of $460.0 million, which mitigate our exposure to our unsecured term loans' variable interest rates, which are based upon LIBOR, as defined in the loan agreements. During the year ended December 31, 2017, we settled certain interest rate protection agreements, which were entered into in September 2017, to maintain our flexibility to pursue an offering of unsecured debt. We received a settlement payment of $1.9 million from our derivative counterparties and recognized such payment as settlement gain on interest rate protection agreements. See Note 12 to the Consolidated Financial Statements for a more detailed discussion of these interest rate protection agreements. Currently, we do not enter into financial instruments for trading or other speculative purposes.

Supplemental Earnings Measure
Investors in and industry analysts following the real estate industry utilize funds from operations ("FFO") and net operating income ("NOI") as supplemental operating performance measures of an equity REIT. Historical cost accounting for real estate assets in accordance with accounting principles generally accepted in the United States of America ("GAAP") implicitly assumes that the value of real estate assets diminishes predictably over time through depreciation. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors prefer to supplement operating results that use historical cost accounting with measures such as FFO and NOI, among others. We provide information related to FFO and same store NOI ("SS NOI") both because such industry analysts are interested in such information, and because our management believes FFO and SS NOI are important performance measures. FFO and SS NOI are factors used by management in measuring our performance, including for purposes of determining the compensation of our executive officers under our 2017 incentive compensation plan.
Neither FFO nor SS NOI should be considered as a substitute for net income, or any other measures derived in accordance with GAAP. Neither FFO nor SS NOI represents cash generated from operating activities in accordance with GAAP and neither should be considered as an alternative to cash flow from operating activities as a measure of our liquidity, nor is either indicative of funds available for our cash needs, including our ability to make cash distributions.
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT") has recognized and defined for the real estate industry a supplemental measure of REIT operating performance, FFO, that excludes historical cost depreciation, among other items, from net income determined in accordance with GAAP. FFO is a non-GAAP financial measure. FFO is calculated by us in accordance with the definition adopted by the Board of Governors of NAREIT and therefore may not be comparable to other similarly titled measures of other companies.
Management believes that the use of FFO available to common stockholders and participating securities, combined with net income (which remains the primary measure of performance), improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management believes that, by excluding gains or losses related to sales of previously depreciated real estate assets, real estate asset depreciation and amortization and impairment of depreciable real estate, investors and analysts are able to identify the operating results of the long-term assets that form the core of a REIT’s activity and use these operating results for assistance in comparing these operating results between periods or to those of different companies.
The following table shows a reconciliation of net income available to common stockholders and participating securities to the calculation of FFO available to common stockholders and participating securities for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$201,456	$121,232	$73,802	$46,629	$25,907
Adjustments:
Depreciation and Other Amortization of Real Estate	115,617	116,506	113,126	111,371	106,333
Depreciation and Other Amortization of Real Estate Included in Discontinued Operations	—	—	—	2,388	7,727
Equity in Depreciation and Other Amortization of Joint Ventures	—	—	17	117	273
Impairment of Depreciable Real Estate	—	—	626	—	—
Impairment of Depreciable Real Estate Included in Discontinued Operations	—	—	—	—	2,652
Gain on Sale of Depreciable Real Estate	(131,058)	(68,202)	(44,022)	(25,988)	(34,344)
Gain on Sale of Depreciable Real Estate from Joint Ventures	—	—	(63)	(3,346)	(111)
Noncontrolling Interest Share of Adjustments	481	(1,725)	(2,645)	(3,281)	(3,426)
Funds from Operations Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$186,496	$167,811	$140,841	$127,890	$105,011

Same Store Net Operating Income
SS NOI is a non-GAAP financial measure that provides a measure of rental operations and, as calculated by us, that does not factor in depreciation and amortization, general and administrative expense, acquisition costs, interest expense, impairment charges, equity in income and loss from joint ventures, income tax benefit and expense, gains and losses on retirement of debt, sale of real estate and mark-to-market and settlement gain (loss) on interest rate protection agreements. We define SS NOI as revenues minus property expenses such as real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, minus the NOI of properties that are not same store properties and minus the impact of straight-line rent, the amortization of lease inducements, the amortization of above/below market rent and lease termination fees. As so defined, SS NOI may not be comparable to same store net operating income or similar measures reported by other REITs that define same store properties or NOI differently. The major factors influencing SS NOI are occupancy levels, rental rate increases or decreases and tenant recoveries increases or decreases. Our success depends largely upon our ability to lease space and to recover the operating costs associated with those leases from our tenants.
The following table shows a reconciliation of the same store revenues and property expenses disclosed in the results of operations (and reconciled to revenues and expenses reflected on the statements of operations) to SS NOI for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
	(In thousands)
Same Store Revenues	$339,403	$329,704
Same Store Property Expenses	90,755	88,218
Same Store Net Operating Income Before Same Store Adjustments	$248,648	$241,486
Same Store Adjustments:
Lease Inducement Amortization	719	862
Straight-line Rent	1,015	(2,903)
Above / Below Market Rent Amortization	(1,035)	(1,088)
Lease Termination Fees	(806)	(394)
Same Store Net Operating Income	$248,541	$237,963
Subsequent Events
From January 1, 2018 to February 23, 2018, we acquired one industrial property and one land parcel for a purchase price of approximately $15.6 million, excluding costs incurred in conjunction with the acquisition of the industrial property.
During January 2018, the Company restructured its staffing to align its personnel with changes in its portfolio. The severance and other costs associated with the restructuring is approximately $1.0 million.
During February 2018, the Company renewed a lease on a long term basis for a 1.3 million square feet facility located in Eastern PA, that was set to expire during the three months ended March 31, 2018.
Effective as of January 1, 2018, the Company, as general partner of the Operating Partnership, adopted a First Amendment to the Twelfth Amended and Restated Limited Partnership Agreement (the “LPA Amendment”) to amend the Twelfth Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Existing LPA”) to provide that the General Partner, who had existing authority regarding tax matters decision-making authority as the “Tax Matters Partner” of the Operating Partnership under the Existing LPA, would also be designated as the “Partnership Representative” of the Operating Partnership pursuant to the revised partnership audit rules adopted pursuant to the Bipartisan Budget Act of 2015 with respect to taxable years starting January 1, 2018.  A conformed copy of the Existing LPA, which incorporates the amendments effectuated pursuant to the LPA Amendment, is attached hereto as Exhibit 3.9 to this Annual Report on Form 10-K.

On February 15, 2018, the Operating Partnership issued $150.0 million of 3.86% Series C Guaranteed Senior Notes due February 15, 2028 (the “2028 Private Placement Notes”) and $150.0 million of 3.96% Series D Guaranteed Senior Notes due February 15, 2030 (the “2030 Private Placement Notes”) in a private placement pursuant to a Note and Guaranty Agreement dated December 12, 2017. The 2028 Private Placement Notes and the 2030 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
We anticipate paying off $157.8 million of mortgage loans payable which were originally scheduled to mature on June 1, 2018 on or about March 1, 2018.

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
First Industrial Realty Trust, Inc.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
The Company carried out an evaluation, under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
First Industrial, L.P.
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, on behalf of the Company in its capacity as the general partner of the Operating Partnership, as appropriate, to allow timely decisions regarding required financial disclosure.
The Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, on behalf of the Company in its capacity as the general partner of the Operating Partnership, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this evaluation, the Company's principal executive officer and principal financial officer, on behalf of the Company in its capacity as the general partner of the Operating Partnership, concluded that the Operating Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Operating Partnership's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management has assessed the effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2017. In making its assessment of internal control over financial reporting, management used the Internal Control-Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Management has concluded that, as of December 31, 2017, the Operating Partnership's internal control over financial reporting was effective.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein within Item 15. See Report of Independent Registered Public Accounting Firm.
Changes in Internal Control Over Financial Reporting
There has been no change in the Operating Partnership's internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10, 11, 12, 13 and 14.
Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions and Director Independence and Principal Accountant Fees and Services

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is hereby incorporated or furnished, solely to the extent required by such item, from the Company’s definitive proxy statement, which is expected to be filed with the SEC no later than 120 days after the end of the Company’s fiscal year. Information from the Company’s definitive proxy statement shall not be deemed to be “filed” or “soliciting material,” or subject to liability for purposes of Section 18 of the Securities Exchange Act of 1934 to the maximum extent permitted under the Exchange Act.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedule and Exhibits
(1 & 2) See Index to Financial Statements and Financial Statement Schedule.
(3) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 45 to 47 of this report, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibits	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.2	Third Amended and Restated Bylaws of the Company, dated May 7, 2015 (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company, filed May 7, 2015, File No. 1-13102)

3.3
Articles of Amendment to the Company’s Articles of Incorporation, dated June 20, 1994 (incorporated by reference to Exhibit 3.2 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.4
Articles of Amendment to the Company’s Articles of Incorporation, dated May 31, 1996 (incorporated by reference to Exhibit 3.3 of the Form 10-Q of the Company for the fiscal quarter ended June 30, 1996, File No. 1-13102)

3.5
Articles Supplementary relating to the Company’s Junior Participating Preferred Stock, $0.01 par value (incorporated by reference to Exhibit 4.10 of Form S-3 of the Company and First Industrial, L.P. dated September 24, 1997, Registration No. 333-29879)

3.6	Articles of Amendment to the Company’s Articles of Incorporation, dated May 12, 2011 (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company filed June 2, 2011, File No. 1-13102)

3.7	Articles of Amendment to the Company’s Articles of Incorporation, dated May 9, 2013 (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company filed May 10, 2013, File No. 1-13102)

3.8	Articles of Amendment to the Company's Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 8-K of the Company filed May 12, 2017, File No. 001-13102)

3.9*	Conformed Twelfth Amended and Restated Limited Partnership Agreement of First Industrial, L.P.

4.1
Indenture, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.2
Supplemental Indenture No. 1, dated as of May 13, 1997, between First Industrial, L.P. and First Trust National Association as Trustee relating to $100 million of 7.15% Notes due 2027 (incorporated by reference to Exhibit 4.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 1997, as amended by Form 10-Q/A No. 1 of the Company filed May 30, 1997, File No. 1-13102)

4.3
Supplemental Indenture No. 3 dated October 28, 1997 between First Industrial, L.P. and First Trust National Association providing for the issuance of Medium-Term Notes due Nine Months or more from Date of Issue (incorporated by reference to Exhibit 4.1 of Form 8-K of First Industrial, L.P., dated November 3, 1997, as filed November 3, 1997, File No. 333-21873)

4.4
7.50% Medium-Term Note due 2017 in principal amount of $100 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-13102)

4.5
Trust Agreement, dated as of May 16, 1997, between First Industrial, L.P. and First Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 of the Form 10-Q of First Industrial, L.P. for the fiscal quarter ended March 31, 1997, File No. 333-21873)

4.6
7.60% Notes due 2028 in principal amount of $200 million issued by First Industrial, L.P. (incorporated by reference to Exhibit 4.2 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.7
Supplemental Indenture No. 5, dated as of July 14, 1998, between First Industrial, L.P. and U.S. Bank Trust National Association, relating to First Industrial, L.P.’s 7.60% Notes due July 15, 2028 (incorporated by reference to Exhibit 4.1 of the Form 8-K of First Industrial, L.P. dated July 15, 1998, File No. 333-21873)

4.8
Supplemental Indenture No. 11, dated as of May 7, 2007, relating to 5.95% Senior Notes due 2017, by and between the First Industrial, L.P. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Form 8-K of the Company, filed May 7, 2007, File No. 1-13102)

10.1
Contribution Agreement, dated March 19, 1996, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, dated April 3, 1996, File No. 1-13102)

10.2
Contribution Agreement, dated January 31, 1997, among FR Acquisitions, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-13102)

10.3†	Amendment No. 3 to the Company’s 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2008, File No. 1-13102)

10.4†
Employment Agreement dated as of December 17, 2012 by and among the Company, First Industrial L.P. and Bruce W. Duncan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed December 19, 2012, File No. 1-13102)

Exhibits	Description
10.5†	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 2, 2011, File No. 1-13102)

10.6†	Amendment No. 1 to 2011 Stock Incentive Plan, dated April 28, 2011 (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed on April 28, 2011, File No. 1-13102)

10.7†
Form of Restricted Stock Award Agreement for Bruce Duncan (incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012, file No. 1-13102)

10.8†	Form of 2013 Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed June 25, 2013, File No. 1-13102)

10.9†	Form of 2013 Long-Term Incentive Program Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company filed June 25, 2013, File No. 1-13102)

10.10
Unsecured Term Loan Agreement dated as of January 29, 2014 among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed January 29, 2014, File No. 1-13102)

10.11†	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.12†	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.13†	Form of Restricted Stock Award Agreement for Bruce Duncan (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.14†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.15†	Form of 2013 Long-Term Incentive Program Performance Unit Award Agreement (incorporated by reference to Exhibit 10.5 of the Form 8-K of the Company, filed May 9, 2014, File No. 1-13102)

10.16†	Form of Restricted Stock Award Agreement (incorporated by reference Exhibit 10.6 of the Form 8-K of the Company, filed May 9, 2014, File No. 13102)

10.17
First Amendment, dated as of April 20, 2015, to Unsecured Term Loan Agreement, dated as of January 29, 2014, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.2 of the Form 10-Q of the Company for the fiscal quarter ended March 31, 2015, File No. 1-13102)

10.18
Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, National Association, PNC Bank, National Association, Regions Bank, U.S. Bank, National Association and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company filed September 14, 2015, File No. 1-13102)

10.19
Employment Agreement, dated August 2, 2016, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and Peter E. Baccile (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed August 3, 2016, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.20
Second Amendment, dated as of January 26, 2017, to Unsecured Term Loan Agreement, dated as of January 29, 2014, by and among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.21
First Amendment, dated as of January 26, 2017, to Unsecured Term Loan Agreement, dated as of September 11, 2015, by and among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.4 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.22
Note and Guaranty Agreement, dated as of February 21, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 4.30% Series A Guaranteed Senior Notes due April 20, 2027 and 4.40% Series B Guaranteed Senior Notes due April 20, 2029) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed February 23, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

10.23
Distribution Agreement, dated as of March 16, 2017, among First Industrial Realty Trust, Inc., First Industrial, L.P., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed March 16, 2017, Company’s File No. 1-13102 and Operating Partnership’s File No. 333-21873)

10.24
Third Amended and Restated Unsecured Revolving Credit Agreement dated as of October 31, 2017, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed November 2, 2017, Company’s File No. 1-13102 and Operating Partnership’s File No. 333-21873)

Exhibits	Description

10.25
Third Amendment, dated as of October 31, 2017, to Unsecured Term Loan Agreement, dated as of January 29, 2014, among First Industrial, L.P., First Industrial Realty Trust, Inc., Wells Fargo Bank, N.A. and the other lenders thereunder (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed November 2, 2017, Company’s File No. 1-13102 and Operating Partnership’s File No. 333-21873)

10.26
Second Amendment, dated as of October 31, 2017, to Unsecured Term Loan Agreement, dated as of September 11, 2015, among First Industrial, L.P., First Industrial Realty Trust, Inc., certain lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of the Company and the Operating Partnership, filed November 2, 2017, Company’s File No. 1-13102 and Operating Partnership’s File No. 333-21873)

10.27
Note and Guaranty Agreement, dated as of December 12, 2017, by and among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (including the forms of each of the 3.86% Series C Guaranteed Senior Notes due February 15, 2028 and 3.96% Series D Guaranteed Senior Notes due February 15, 2030) (incorporated by reference to Exhibit 10.1 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company’s File No. 1-13102 and Operating Partnership’s File No. 333-21873)

10.28
First Amendment, dated as of December 12, 2017, to Note and Guaranty Agreement, dated as of February 21, 2017, among First Industrial, L.P., First Industrial Realty Trust, Inc. and the purchasers of the notes party thereto (incorporated by reference to Exhibit 10.2 of the Form 8-K of the Company and the Operating Partnership, filed December 15, 2017, Company's File No. 1-13102 and Operating Partnership's File No. 333-21873)

21.1*	Subsidiaries of the Registrants

23.1*	Consent of PricewaterhouseCoopers LLP with respect to First Industrial Realty Trust, Inc.

23.2*	Consent of PricewaterhouseCoopers LLP with respect to First Industrial, L.P.

31.1*	Certification of Principal Executive Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.3*
Certification of Principal Executive Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.4*
Certification of Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
Certification of the Principal Executive Officer and Principal Financial Officer of First Industrial Realty Trust, Inc., in its capacity as the sole general partner of First Industrial, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*
The following financial statements from First Industrial Realty Trust, Inc.’s and First Industrial L.P.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (audited), (ii) Consolidated Statements of Operations (audited), (iii) Consolidated Statements of Comprehensive Income (audited), (iv) Consolidated Statement of Changes in Stockholders’ Equity / Consolidated Statement of Changes in Partners' Capital (audited), (v) Consolidated Statements of Cash Flows (audited) and (vi) Notes to Consolidated Financial Statements (audited)

_______________

*	Filed herewith.

**	Furnished herewith.

†	Indicates a compensatory plan or arrangement contemplated by Item 15 a (3) of Form 10-K.

Item 16.	Form 10-K Summary
Not applicable.

FIRST INDUSTRIAL REALTY TRUST, INC.
FIRST INDUSTRIAL, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
First Industrial Realty Trust, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of First Industrial Realty Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2018

We have served as the Company’s auditor since 1993.

Report of Independent Registered Public Accounting Firm

To the Partners of
First Industrial, L.P.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of First Industrial, L.P. and its subsidiaries (the “Operating Partnership”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, of comprehensive income, of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2017 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Operating Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Operating Partnership’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2018

We have served as the Operating Partnership’s auditor since 1996.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(In thousands, except share and per share data)
ASSETS
Assets:
Investment in Real Estate:
Land	$864,813	$794,821
Buildings and Improvements	2,521,457	2,523,015
Construction in Progress	109,475	67,078
Less: Accumulated Depreciation	(789,919)	(796,492)
Net Investment in Real Estate	2,705,826	2,588,422
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $0 and $1,471	—	2,354
Cash and Cash Equivalents	21,146	9,859
Restricted Cash	25,336	11,602
Tenant Accounts Receivable, Net	4,873	4,757
Deferred Rent Receivable, Net	70,254	67,382
Deferred Leasing Intangibles, Net	30,481	29,499
Prepaid Expenses and Other Assets, Net	83,146	79,388
Total Assets	$2,941,062	$2,793,263
LIABILITIES AND EQUITY
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net	$450,056	$495,956
Senior Unsecured Notes, Net	246,673	204,998
Unsecured Term Loans, Net	455,768	456,638
Unsecured Credit Facility	144,500	189,500
Accounts Payable, Accrued Expenses and Other Liabilities	86,532	84,412
Deferred Leasing Intangibles, Net	10,355	10,400
Rents Received in Advance and Security Deposits	44,285	43,300
Dividends and Distributions Payable	27,016	23,434
Total Liabilities	1,465,185	1,508,638
Commitments and Contingencies	—	—
Equity:
First Industrial Realty Trust Inc.’s Stockholders’ Equity:
Common Stock ($0.01 par value, 225,000,000 and 150,000,000 shares authorized and 119,883,180 and 117,107,746 shares issued and outstanding)	1,199	1,172
Additional Paid-in-Capital	1,967,110	1,886,771
Distributions in Excess of Accumulated Earnings	(541,847)	(641,859)
Accumulated Other Comprehensive Income (Loss)	1,338	(4,643)
Total First Industrial Realty Trust, Inc.’s Stockholders’ Equity	1,427,800	1,241,441
Noncontrolling Interest	48,077	43,184
Total Equity	1,475,877	1,284,625
Total Liabilities and Equity	$2,941,062	$2,793,263
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands, except per share data)
Revenues:
Rental Income	$303,874	$289,858	$281,186
Tenant Recoveries and Other Income	92,528	88,162	84,637
Total Revenues	396,402	378,020	365,823
Expenses:
Property Expenses	113,494	112,324	114,628
General and Administrative	28,079	26,703	25,362
Acquisition Costs	—	491	1,403
Impairment of Real Estate	—	—	626
Depreciation and Other Amortization	116,364	117,282	113,814
Total Expenses	257,937	256,800	255,833
Other Income (Expense):
Gain on Sale of Real Estate	131,269	68,202	48,906
Interest Expense	(57,199)	(59,430)	(67,424)
Amortization of Debt Issuance Costs	(3,162)	(3,219)	(3,159)
Settlement Gain (Loss) on Interest Rate Protection Agreements	1,896	—	(11,546)
Loss from Retirement of Debt	(1,775)	—	—
Total Other Income (Expense)	71,029	5,553	(33,223)
Income from Operations Before Equity in Income of Joint Ventures and Income Tax Provision	209,494	126,773	76,767
Equity in Income of Joint Ventures	—	—	55
Income Tax Provision	(1,193)	(1,089)	(117)
Net Income	208,301	125,684	76,705
Less: Net Income Attributable to the Noncontrolling Interest	(6,845)	(4,452)	(2,903)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	201,456	121,232	73,802
Basic Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.70	$1.05	$0.67

Diluted Earnings Per Share:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.69	$1.05	$0.66
Dividends/Distributions Per Share	$0.84	$0.76	$0.51
Weighted Average Shares Outstanding - Basic	118,272	115,030	110,352
Weighted Average Shares Outstanding - Diluted	118,787	115,370	110,781
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
Net Income	$208,301	$125,684	$76,705
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	5,981	4,849	(9,155)
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 12)	—	—	12,990
Amortization of Interest Rate Protection Agreements	205	390	524
Foreign Currency Translation Adjustment	—	—	15
Comprehensive Income	214,487	130,923	81,079
Comprehensive Income Attributable to Noncontrolling Interest	(6,642)	(4,638)	(3,069)
Comprehensive Income Attributable to First Industrial Realty Trust, Inc.	$207,845	$126,285	$78,010
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Additional Paid-in- Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total

Balance as of December 31, 2014	$1,106	$1,751,059	$(689,348)	$(13,867)	$41,877	$1,090,827
Stock Based Compensation Activity	4	4,656	(2,417)	—	—	2,243
Conversion of Limited Partner Units to Common Stock	1	672	—	—	(673)	—
Reallocation—Additional Paid-in-Capital	—	28	—	—	(28)	—
Common Stock Dividends and Unit Distributions	—	—	(56,796)	—	(2,218)	(59,014)
Net Income	—	—	73,802	—	2,903	76,705
Reallocation—Other Comprehensive Income	—	—	—	(8)	8	—
Other Comprehensive Income	—	—	—	4,208	166	4,374
Balance as of December 31, 2015	$1,111	$1,756,415	$(674,759)	$(9,667)	$42,035	$1,115,135
Issuance of Common Stock, Net of Issuance Costs	56	124,528	—	—	—	124,584
Stock Based Compensation Activity	2	5,516	(217)	—	—	5,301
Conversion of Limited Partner Units to Common Stock	3	2,859	—	—	(2,862)	—
Reallocation—Additional Paid-in-Capital	—	(2,547)	—	—	2,547	—
Common Stock Dividends and Unit Distributions	—	—	(88,115)	—	(3,203)	(91,318)
Net Income	—	—	121,232	—	4,452	125,684
Reallocation—Other Comprehensive Income	—	—	—	(29)	29	—
Other Comprehensive Income	—	—	—	5,053	186	5,239
Balance as of December 31, 2016	$1,172	$1,886,771	$(641,859)	$(4,643)	$43,184	$1,284,625
Issuance of Common Stock, Net of Issuance Costs	25	74,636	—	—	—	74,661
Stock Based Compensation Activity	2	6,932	(724)	—	—	6,210
Conversion of Limited Partner Units to Common Stock	—	364	—	—	(364)	—
Reallocation—Additional Paid-in-Capital	—	(1,593)	—	—	1,593	—
Common Stock Dividends and Unit Distributions	—	—	(100,720)	—	(3,386)	(104,106)
Net Income	—	—	201,456	—	6,845	208,301
Reallocation—Other Comprehensive Income	—	—	—	(408)	408	—
Other Comprehensive Income	—	—	—	6,389	(203)	6,186
Balance as of December 31, 2017	$1,199	$1,967,110	$(541,847)	$1,338	$48,077	$1,475,877
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$208,301	$125,684	$76,705
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	94,078	95,514	92,955
Amortization of Debt Issuance Costs	3,162	3,219	3,159
Other Amortization, including Stock Based Compensation	29,252	28,403	28,359
Impairment of Real Estate	—	—	626
Provision for Bad Debt	177	563	954
Gain on Sale of Real Estate	(131,269)	(68,202)	(48,906)
Loss from Retirement of Debt	1,775	—	—
Mark-to-Market Loss on Interest Rate Protection Agreements	—	—	11,546
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(5,829)	965	(2,686)
Increase in Deferred Rent Receivable, Net	(5,299)	(6,602)	(6,181)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(465)	(5,655)	5,673
Payments of Discounts and Prepayment Penalties Associated with Retirement of Debt	(1,453)	(554)	—
Gain on Casualty and Involuntary Conversion	(1,321)	—	—
Other Operating Activity	—	—	(55)
Net Cash Provided by Operating Activities	191,109	173,335	162,149
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(175,303)	(107,484)	(168,122)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(146,003)	(179,994)	(150,079)
Net Proceeds from Sales of Investments in Real Estate	228,102	163,435	154,024
Proceeds from Casualty and Involuntary Conversion	10,094	—	—
Settlement of Interest Rate Protection Agreements	—	—	(11,546)
(Increase) Decrease in Escrows	(13,169)	13,008	(24,037)
Other Investing Activity	51	43	2,686
Net Cash Used in Investing Activities	(96,228)	(110,992)	(197,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(6,864)	(375)	(5,158)
Proceeds from the Issuance of Common Stock, Net of Underwriter’s Discount	74,880	124,936	—
Repurchase and Retirement of Restricted Stock	(2,401)	(5,242)	(2,101)
Common Stock Dividends and Unit Distributions Paid	(100,524)	(82,696)	(55,811)
Repayments on Mortgage Loans Payable	(46,832)	(70,969)	(35,004)
Proceeds from Senior Unsecured Notes	200,000	—	—
Repayments of Senior Unsecured Notes	(156,852)	(159,125)	—
Proceeds from Unsecured Term Loans	—	—	260,000
Proceeds from Unsecured Credit Facility	429,000	442,000	321,500
Repayments on Unsecured Credit Facility	(474,000)	(305,000)	(454,000)
Net Cash (Used in) Provided by Financing Activities	(83,593)	(56,471)	29,426
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(14)
Net Increase (Decrease) in Cash and Cash Equivalents	11,287	5,872	(5,499)
Cash and Cash Equivalents, Beginning of Year	9,859	3,987	9,500
Cash and Cash Equivalents, End of Year	$21,146	$9,859	$3,987

FIRST INDUSTRIAL REALTY TRUST, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$56,844	$63,600	$66,452
Interest Expense Capitalized in Connection with Development Activity	$4,353	$3,523	$2,453
Income Taxes Paid	$769	$1,358	$23
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Common Stock Dividends and Unit Distributions Payable	$27,016	$23,434	$14,812
Exchange of Limited Partnership Units for Common Stock:
Noncontrolling Interest	$(364)	$(2,862)	$(673)
Common Stock	—	3	1
Additional Paid-in-Capital	364	2,859	672
Total	$—	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$1,269	$5,405	$2,090
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$38,597	$32,712	$25,747
Write-off of Fully Depreciated Assets	$(35,560)	$(44,080)	$(45,457)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(In thousands, except Unit data)
ASSETS
Assets:
Investment in Real Estate:
Land	$864,813	$794,821
Buildings and Improvements	2,521,457	2,523,015
Construction in Progress	109,475	67,078
Less: Accumulated Depreciation	(789,919)	(796,492)
Net Investment in Real Estate (including $270,708 and $278,398 related to consolidated variable interest entities, see Note 5)	2,705,826	2,588,422
Real Estate and Other Assets Held for Sale, Net of Accumulated Depreciation and Amortization of $0 and $1,471	—	2,354
Cash and Cash Equivalents	21,146	9,859
Restricted Cash	25,336	11,602
Tenant Accounts Receivable, Net	4,873	4,757
Deferred Rent Receivable, Net	70,254	67,382
Deferred Leasing Intangibles, Net	30,481	29,499
Prepaid Expenses and Other Assets, Net	93,264	89,826
Total Assets	$2,951,180	$2,803,701
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Indebtedness:
Mortgage Loans Payable, Net (including $61,256 and $70,366 related to consolidated variable interest entities, see Note 5)	$450,056	$495,956
Senior Unsecured Notes, Net	246,673	204,998
Unsecured Term Loans, Net	455,768	456,638
Unsecured Credit Facility	144,500	189,500
Accounts Payable, Accrued Expenses and Other Liabilities	86,532	84,412
Deferred Leasing Intangibles, Net	10,355	10,400
Rents Received in Advance and Security Deposits	44,285	43,300
Distributions Payable	27,016	23,434
Total Liabilities	1,465,185	1,508,638
Commitments and Contingencies	—	—
Partners’ Capital:
First Industrial L.P.'s Partners' Capital:
General Partner Units (119,883,180 and 117,107,746 units outstanding)	1,401,583	1,219,755
Limited Partners Units (4,008,221 and 4,039,375 units outstanding)	82,251	79,156
Accumulated Other Comprehensive Income (Loss)	1,382	(4,804)
Total First Industrial L.P.'s Partners’ Capital	1,485,216	1,294,107
Noncontrolling Interest	779	956
Total Partners’ Capital	1,485,995	1,295,063
Total Liabilities and Partners’ Capital	$2,951,180	$2,803,701
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands, except per Unit data)
Revenues:
Rental Income	$303,874	$289,858	$281,186
Tenant Recoveries and Other Income	92,528	88,162	84,637
Total Revenues	396,402	378,020	365,823
Expenses:
Property Expenses	113,494	112,324	114,628
General and Administrative	28,079	26,703	25,247
Acquisition Costs	—	491	1,403
Impairment of Real Estate	—	—	626
Depreciation and Other Amortization	116,364	117,282	113,814
Total Expenses	257,937	256,800	255,718
Other Income (Expense):
Gain on Sale of Real Estate	131,269	68,202	48,906
Interest Expense	(57,199)	(59,430)	(67,424)
Amortization of Debt Issuance Costs	(3,162)	(3,219)	(3,159)
Settlement Gain (Loss) on Interest Rate Protection Agreements	1,896	—	(11,546)
Loss from Retirement of Debt	(1,775)	—	—
Total Other Income (Expense)	71,029	5,553	(33,223)
Income from Continuing Operations Before Equity in Income of Joint Ventures and Income Tax Provision	209,494	126,773	76,882
Equity in Income of Joint Ventures	—	—	55
Income Tax Provision	(1,193)	(1,089)	(117)
Net Income	208,301	125,684	76,820
Less: Net Income Attributable to the Noncontrolling Interest	(143)	(137)	(138)
Net Income Available to Unitholders and Participating Securities	$208,158	$125,547	$76,682
Basic Earnings Per Unit:
Net Income Available to Unitholders	$1.70	$1.05	$0.67
Diluted Earnings Per Unit:
Net Income Available to Unitholders	$1.69	$1.05	$0.66
Distributions Per Unit	$0.84	$0.76	$0.51
Weighted Average Units Outstanding - Basic	122,306	119,274	114,709
Weighted Average Units Outstanding - Diluted	122,821	119,614	115,138
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
Net Income	$208,301	$125,684	$76,820
Mark-to-Market Gain (Loss) on Interest Rate Protection Agreements	5,981	4,849	(9,155)
Reclassification of Fair Value of Interest Rate Protection Agreements (See Note 12)	—	—	12,990
Amortization of Interest Rate Protection Agreements	205	390	524
Foreign Currency Translation Adjustment	—	—	(26)
Comprehensive Income	$214,487	$130,923	$81,153
Comprehensive Income Attributable to Noncontrolling Interest	(143)	(137)	(138)
Comprehensive Income Attributable to Unitholders	$214,344	$130,786	$81,015
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	General Partner Units	Limited Partner Units	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total

Balance as of December 31, 2014	$1,034,129	$80,757	$(14,376)	$1,080	$1,101,590
Stock Based Compensation Activity	2,243	—	—	—	2,243
Conversion of Limited Partner Units to General Partner Units	673	(673)	—	—	—
Unit Distributions	(56,796)	(2,218)	—	—	(59,014)
Contributions from Noncontrolling Interest	—	—	—	67	67
Distributions to Noncontrolling Interest	—	—	—	(189)	(189)
Net Income	73,779	2,903	—	138	76,820
Other Comprehensive Income	—	—	4,333	—	4,333
Balance as of December 31, 2015	$1,054,028	$80,769	$(10,043)	$1,096	$1,125,850
Issuance of General Partner Units, Net of Issuance Costs	124,584	—	—	—	124,584
Stock Based Compensation Activity	5,301	—	—	—	5,301
Conversion of Limited Partner Units to General Partner Units	2,862	(2,862)	—	—	—
Unit Distributions	(88,115)	(3,203)	—	—	(91,318)
Contributions from Noncontrolling Interest	—	—	—	123	123
Distributions to Noncontrolling Interest	—	—	—	(400)	(400)
Net Income	121,095	4,452	—	137	125,684
Other Comprehensive Income	—	—	5,239	—	5,239
Balance as of December 31, 2016	$1,219,755	$79,156	$(4,804)	$956	$1,295,063
Contribution of General Partner Units, Net of Issuance Costs	74,661	—	—	—	74,661
Stock Based Compensation Activity	6,210	—	—	—	6,210
Conversion of Limited Partner Units to General Partner Units	364	(364)	—	—	—
Unit Distributions	(100,720)	(3,386)	—	—	(104,106)
Contributions from Noncontrolling Interest	—	—	—	40	40
Distributions to Noncontrolling Interest	—	—	—	(360)	(360)
Net Income	201,313	6,845	—	143	208,301
Other Comprehensive Income	—	—	6,186	—	6,186
Balance as of December 31, 2017	$1,401,583	$82,251	$1,382	$779	$1,485,995
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$208,301	$125,684	$76,820
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	94,078	95,514	92,955
Amortization of Debt Issuance Costs	3,162	3,219	3,159
Other Amortization, including Stock Based Compensation	29,252	28,403	28,359
Impairment of Real Estate	—	—	626
Provision for Bad Debt	177	563	954
Gain on Sale of Real Estate	(131,269)	(68,202)	(48,906)
Loss from Retirement of Debt	1,775	—	—
Mark-to-Market Loss on Interest Rate Protection Agreements	—	—	11,546
(Increase) Decrease in Tenant Accounts Receivable, Prepaid Expenses and Other Assets, Net	(5,510)	1,242	(2,673)
Increase in Deferred Rent Receivable, Net	(5,299)	(6,602)	(6,181)
(Decrease) Increase in Accounts Payable, Accrued Expenses, Other Liabilities, Rents Received in Advance and Security Deposits	(465)	(5,655)	5,682
Payments of Discounts and Prepayment Penalties Associated with Retirement of Debt	(1,453)	(554)	—
Gain on Casualty and Involuntary Conversion	(1,321)	—	—
Other Operating Activity	—	—	(55)
Net Cash Provided by Operating Activities	191,428	173,612	162,286
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of Real Estate	(175,303)	(107,484)	(168,122)
Additions to Investment in Real Estate and Non-Acquisition Tenant Improvements and Lease Costs	(146,003)	(179,994)	(150,079)
Net Proceeds from Sales of Investments in Real Estate	228,102	163,435	154,024
Proceeds from Casualty and Involuntary Conversion	10,094	—	—
Settlement of Interest Rate Protection Agreements	—	—	(11,546)
(Increase) Decrease in Escrows	(13,169)	13,008	(24,037)
Other Investing Activity	51	43	2,686
Net Cash Used in Investing Activities	(96,228)	(110,992)	(197,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and Equity Issuance Costs	(6,864)	(375)	(5,158)
Contribution of General Partner Units	74,880	124,936	—
Repurchase and Retirement of Restricted Units	(2,401)	(5,242)	(2,101)
Unit Distributions Paid	(100,524)	(82,696)	(55,811)
Contributions from Noncontrolling Interests	40	123	67
Distributions to Noncontrolling Interests	(360)	(400)	(189)
Repayments on Mortgage Loans Payable	(46,832)	(70,969)	(35,004)
Proceeds from Senior Unsecured Notes	200,000	—	—
Repayments of Senior Unsecured Notes	(156,852)	(159,125)	—
Proceeds from Unsecured Term Loans	—	—	260,000
Proceeds from Unsecured Credit Facility	429,000	442,000	321,500
Repayments on Unsecured Credit Facility	(474,000)	(305,000)	(454,000)
Net Cash (Used in) Provided by Financing Activities	(83,913)	(56,748)	29,304
Net Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(14)
Net Increase (Decrease) in Cash and Cash Equivalents	11,287	5,872	(5,484)
Cash and Cash Equivalents, Beginning of Year	9,859	3,987	9,485
Cash and Cash Equivalents, End of Year	$21,146	$9,859	$3,987

FIRST INDUSTRIAL, L.P. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In thousands)
SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS:
Interest Paid, Net of Interest Expense Capitalized in Connection with Development Activity	$56,844	$63,600	$66,452
Interest Expense Capitalized in Connection with Development Activity	$4,353	$3,523	$2,453
Income Taxes Paid	$769	$1,358	$23
Supplemental Schedule of Non-Cash Investing and Financing Activities:
General and Limited Partner Unit Distributions Payable	$27,016	$23,434	$14,812
Exchange of Limited Partner Units for General Partner Units:
Limited Partner Units	$(364)	$(2,862)	$(673)
General Partner Units	364	2,862	673
Total	$—	$—	$—
Assumption of Indebtedness and Other Liabilities in Connection with the Acquisition of Real Estate	$1,269	$5,405	$2,090
Accounts Payable Related to Construction in Progress and Additions to Investment in Real Estate	$38,597	$32,712	$25,747
Write-off of Fully Depreciated Assets	$(35,560)	$(44,080)	$(45,457)
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and Unit data)
1. Organization
First Industrial Realty Trust, Inc. (the "Company") is a self-administered and fully integrated real estate company which owns, manages, acquires, sells, develops and redevelops industrial real estate. The Company is a Maryland corporation organized on August 10, 1993 and a real estate investment trust ("REIT") as defined in the Internal Revenue Code of 1986 (the "Code"). Unless stated otherwise or the context otherwise requires, the terms "we," "our" and "us" refer to the Company and its subsidiaries, including its operating partnership, First Industrial, L.P. (the "Operating Partnership"), and its consolidated subsidiaries.
We began operations on July 1, 1994. The Company's operations are conducted primarily through the Operating Partnership, of which the Company is the sole general partner (the "General Partner"), with an approximate 96.8% and 96.7% ownership interest ("General Partner Units") at December 31, 2017 and 2016, respectively. The Operating Partnership also conducts operations through eight other limited partnerships (the "Other Real Estate Partnerships"), numerous limited liability companies ("LLCs") and certain taxable REIT subsidiaries ("TRSs"), the operating data of which, together with that of the Operating Partnership, is consolidated with that of the Company as presented herein. The Operating Partnership holds at least a 99% limited partnership interest in each of the Other Real Estate Partnerships. The general partners of the Other Real Estate Partnerships are separate corporations, wholly-owned by the Company, each with at least a .01% general partnership interest in the Other Real Estate Partnerships. The Company does not have any significant assets or liabilities other than its investment in the Operating Partnership and its 100% ownership interest in the general partners of the Other Real Estate Partnerships. Noncontrolling interest in the Operating Partnership of approximately 3.2% and 3.3% at December 31, 2017 and 2016, respectively, represents the aggregate partnership interest held by the limited partners thereof ("Limited Partner Units" and together with the General Partner Units, the "Units") .
Profits, losses and distributions of the Operating Partnership, the LLCs, the Other Real Estate Partnerships and the TRSs are allocated to the general partner and the limited partners, the members or the shareholders, as applicable, of such entities in accordance with the provisions contained within their respective organizational documents.
As of December 31, 2017, we owned 488 industrial properties located in 21 states, containing an aggregate of approximately 60.2 million square feet of gross leasable area ("GLA"). Of the 488 properties owned on a consolidated basis, none of them are directly owned by the Company.
Any references to the number of industrial properties and square footage in the financial statement footnotes are unaudited.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements at December 31, 2017 and 2016 and for each of the years ended December 31, 2017, 2016 and 2015 include the accounts and operating results of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.
Use of Estimates
In order to conform with generally accepted accounting principles ("GAAP"), in preparation of our consolidated financial statements we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2017 and 2016, and the reported amounts of revenues and expenses for each of the years ended December 31, 2017, 2016 and 2015. Actual results could differ from those estimates.
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

Investment in Real Estate and Depreciation
Investment in real estate is carried at cost, less accumulated depreciation and amortization. We review our properties on a quarterly basis for impairment and provide a provision if impairments exist. To determine if an impairment may exist, we review our properties and identify those that have had either an event of change or event of circumstances warranting further assessment of recoverability (such as a decrease in occupancy, a decline in general market conditions or a change in the expected hold period of an asset or asset group). If further assessment of recoverability is needed, we estimate the future net cash flows expected to result from the use of the property and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the property or group of properties, we will recognize an impairment loss based upon the estimated fair value of the property or group of properties. For properties we consider held for sale, we cease depreciating the properties and value the properties at the lower of depreciated cost or fair value, less costs to dispose. If circumstances arise that were previously considered unlikely, and, as a result, we decide not to sell a property or group of properties previously classified as held for sale, we will reclassify the properties as held and used. Properties are measured at the lower of their carrying amounts (adjusted for any depreciation and amortization expense that would have been recognized had the properties been continuously classified as held and used) or fair value at the date of the subsequent decision not to sell. We classify properties as held for sale when all criteria within the Financial Accounting Standards Board’s (the "FASB") guidance on the impairment or disposal of long-lived assets are met.
Interest costs, real estate taxes, compensation costs of development personnel and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date the property is substantially completed. Upon substantial completion, we reclassify construction in progress to building, tenant improvements and leasing commissions. Such costs begin to be capitalized to the development projects from the point we are undergoing necessary activities to get the development ready for its intended use and cease when the development projects are substantially completed and held available for occupancy. Interest is capitalized using the weighted average borrowing rate during the period.
Depreciation expense is computed using the straight-line method based on the following useful lives:

Years
Buildings and Improvements	7 to 50
Land Improvements	5 to 20
Furniture, Fixtures and Equipment	3 to 10
Tenant Improvements	Lease Term
Construction expenditures for tenant improvements, leasehold improvements and leasing commissions (inclusive of compensation costs of personnel attributable to leasing) are capitalized and amortized over the terms of each specific lease. Capitalized compensation costs of personnel attributable to leasing relate to time directly attributable to originating leases with tenants that result directly from and are essential to originating those leases and would not have been incurred had these leasing transactions not occurred. Repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.
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
Acquisition related costs associated with business combinations are expensed as incurred. As defined by GAAP, a business is an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits directly to investors or other owners, members or participants. Due to the adoption of the Accounting Standard Updates ("ASU") in 2017, we expect most acquisitions to be treated as asset acquisitions rather than business combinations as our typical acquisitions consist of properties whereby substantially all the fair value of gross assets acquired is concentrated in a single asset (land, building, and in-place leases), which under the new standard, will be treated as an asset acquisition. Acquisition costs related to asset acquisitions are capitalized to the basis of the acquired asset.
Deferred leasing intangibles, net of accumulated amortization, included in our total assets and total liabilities consist of the following:

	December 31, 2017	December 31, 2016
In-Place Leases	$19,921	$17,529
Above Market Leases	2,298	2,373
Below Market Ground Lease Obligation	1,688	1,733
Tenant Relationships	6,574	7,864
Total Included in Total Assets, Net of $29,604 and $27,336 of Accumulated Amortization	$30,481	$29,499
Below Market Leases	$10,355	$10,400
Total Included in Total Liabilities, Net of $10,578 and $10,193 of Accumulated Amortization	$10,355	$10,400
Amortization expense related to in-place leases and tenant relationships was $6,648, $6,717 and $6,326 for the years ended December 31, 2017, 2016 and 2015, respectively. Rental revenues increased by $1,116, $996 and $462 related to net amortization of above and below market leases. We will recognize net amortization expense related to deferred leasing intangibles over the next five years, for properties owned as of December 31, 2017 as follows:

	Estimated Amortization of In-Place Leases and Tenant Relationships	Estimated Net Increase to Rental Revenues Related to Above and Below Market Leases
2018	$5,648	$1,009
2019	$4,753	$1,019
2020	$3,982	$914
2021	$2,590	$845
2022	$2,339	$833
Debt Issuance Costs
Debt issuance costs include fees and costs incurred to obtain long-term financing. These fees and costs are being amortized over the terms of the respective loans. Unamortized debt issuance costs are written-off when debt is retired before the maturity date. Debt issuance costs are presented as a direct deduction from the carrying amount of the respective debt liability, consistent with debt discounts. The debt issuance costs related to the unsecured credit facility remain classified as an asset and are included in prepaid expenses and other assets on the consolidated balance sheets.

Investments in Joint Ventures
Investments in joint ventures represented noncontrolling equity or limited partnership interests in joint ventures. We accounted for investments in joint ventures under the equity method of accounting, as we did not have a majority voting interest, operational control or financial control. Control is determined using accounting standards related to the consolidation of joint ventures and variable interest entities ("VIEs"). In order to assess whether consolidation of a VIE is required, an enterprise is required to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE.
Under the equity method of accounting, our share of earnings or losses of joint ventures was reflected in income as earned and contributions or distributions increased or decreased our investments in joint ventures as paid or received, respectively. Differences between our carrying value of our investments in joint ventures and our underlying equity of such joint ventures were amortized over the respective lives of the underlying assets. During the year ended 2015, the joint venture in which we held a noncontrolling equity interest, sold its last remaining industrial property.
Limited Partner Units
Limited Partner Units are reported within Partners’ Capital in the Operating Partnership's balance sheet as of December 31, 2017 and 2016 because they are not redeemable for cash or other assets (a) at a fixed or determinable date, (b) at the option of the Unitholder or (c) upon the occurrence of an event that is not solely within the control of the Operating Partnership. Redemption can be effectuated, as determined by the General Partner, either by exchanging the Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares.
The Operating Partnership is the only significant asset of the Company and economic, fiduciary and contractual means align the interests of the Company and the Operating Partnership. The Company's Board of Directors and officers of the Company direct the Company to act when acting in its capacity as sole general partner of the Operating Partnership. Because of this, the Operating Partnership is deemed to have effective control of the form of redemption consideration. As of December 31, 2017, all criteria were met for the Operating Partnership to control the actions or events necessary to issue the maximum number of the Company’s common shares required to be delivered upon redemption of all remaining Limited Partner Units.
Stock Based Compensation
We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest.
Net income, net of preferred stock dividends or preferred Unit distributions and redemption of preferred stock or preferred Units, is allocated to common stockholders or Unitholders and participating securities based upon their proportionate share of weighted average shares or Units plus weighted average participating securities. Participating securities are unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents. Restricted stock or restricted Unit awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividend or dividend equivalents at the same rate as common stock or Units. See Note 8 for further disclosure about participating securities.
Revenue Recognition
Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for real estate taxes, insurance and other property operating expenses and is recognized as revenue in the same period the related expenses are incurred by us.
If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the leased asset until the tenant improvements are substantially complete. Also, when we are the owner of the tenant improvements, any tenant improvements funded by the tenant are treated as lease payments which are deferred and amortized into income over the lease term. When the tenant is the owner of the tenant improvements, we record any tenant improvement allowance funded as a lease inducement and amortize it as a reduction of revenue over the lease term.
Revenue is generally recognized on payments received from tenants for early lease terminations upon the effective termination of a tenant’s lease and when we have no further obligations under the lease.

We provide an allowance for doubtful accounts against the portion of tenant accounts receivable including deferred rent receivable, which is estimated to be uncollectible. Tenant accounts receivable in the consolidated balance sheets are shown net of an allowance for doubtful accounts of $310 and $528 as of December 31, 2017 and 2016, respectively. Deferred rent receivable in the consolidated balance sheets is shown net of an allowance for doubtful accounts of $1,557 and $1,694 as of December 31, 2017 and 2016, respectively. For accounts receivable we deem uncollectible, we use the direct write-off method.
Gain on Sale of Real Estate
Gain on sale of real estate is recognized using the full accrual method, when appropriate. Gains relating to transactions which do not meet the full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate in the circumstances. As the assets are sold, their costs and related accumulated depreciation are written off with resulting gains or losses reflected in net income. Estimated future costs to be incurred by us after completion of each sale are accrued and included in the determination of the gain on sales.
Income Taxes
The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its adjusted taxable income to its stockholders. Management intends to continue to adhere to these requirements and to maintain the Company's REIT status. As a REIT, the Company is entitled to a tax deduction for some or all of the dividends it pays to shareholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it currently distributes to shareholders an amount equal to or in excess of the Company's taxable income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.
REIT qualification reduces, but does not eliminate, the amount of state and local taxes we pay. In addition, our financial statements include the operations of taxable corporate subsidiaries that are not entitled to a dividends paid deduction and are subject to corporate federal, state and local income taxes.
In accordance with partnership taxation, each of the partners of the Operating Partnership is responsible for reporting their share of taxable income or loss.
We may also be subject to certain federal excise and franchise taxes if we engage in certain types of transactions. A benefit or provision has been made for federal, state and local income taxes in the accompanying consolidated financial statements. The provision for excise and franchise taxes has been reflected in general and administrative expense in the consolidated statements of operations and has not been separately stated due to its insignificance.
Earnings Per Share and Earnings Per Unit ("EPS" and "EPU")
Basic net income per common share or Unit is computed by dividing net income available to common shareholders or Unitholders by the weighted average number of common shares or Units outstanding for the period.
Diluted net income per common share or Unit is computed by dividing net income available to common shareholders or Unitholders by the sum of the weighted average number of common shares or Units outstanding and any dilutive non-participating securities for the period.
Derivative Financial Instruments
Historically, we have used interest rate protection agreements ("Agreements") to fix the interest rate on anticipated offerings of senior unsecured notes. Receipts or payments that result from the settlement of Agreements used to fix the interest rate on anticipated offerings of senior unsecured notes are amortized over the life of the derivative or the life of the debt and included in interest expense. Receipts or payments resulting from Agreements used to convert floating rate debt to fixed rate debt are recognized as a component of interest expense. Agreements which qualify for hedge accounting are marked-to-market and any gain or loss that is effective is recognized in other comprehensive income whereas mark-to-market gains and losses on Agreements which do not qualify for hedge accounting are recognized in net income immediately. Amounts accumulated in other comprehensive income (loss) during the hedge period are reclassified to earnings in the same period during which the forecasted transaction or hedged item affects net income. The credit risks associated with Agreements are controlled through the evaluation and monitoring of the creditworthiness of the counterparty. In the event that the counterparty fails to meet the terms of Agreements, our exposure is limited to the fair value of Agreements, not the notional amounts.

Fair Value
GAAP establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. The guidance establishes a hierarchy for inputs used in measuring fair value based on observable and unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions of pricing the asset or liability based on the best information available in the circumstances. We estimate fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. The fair value hierarchy consists of the following three broad levels:

•	Level 1 - quoted prices in active markets for identical assets or liabilities that the entity can access at the measurement date;

•	Level 2 - inputs other than quoted prices within Level 1 that are either directly or indirectly observable for the asset or liability; and

•	Level 3 - unobservable inputs in which little or no market data exists for the asset or liability.
Our assets and liabilities that are measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize on disposition.
Discontinued Operations and Assets Held for Sale
We report results of operations from real estate assets that are sold or classified as held for sale as discontinued operations provided the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results.
We generally classify certain properties and related assets and liabilities as held for sale when the sale of an asset has been duly approved by management, a legally enforceable contract has been executed and the buyers due diligence period, if any, has expired. At such time, the respective assets and liabilities are presented separately on the consolidated balance sheets. Assets held for sale are reported at the lower of carrying value or estimated fair value less estimated costs to sell.
Segment Reporting
Management views the Company, inclusive of the Operating Partnership, as a single segment based on its method of internal reporting.
Recent Accounting Pronouncements
New Accounting Standards Adopted
Effective January 1, 2017, we adopted ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. We applied ASU 2017-01 prospectively. We anticipate that our acquisitions of real estate in the future will generally not meet the definition of a business combination and, accordingly, transaction costs which have historically been expensed will be capitalized as part of the basis of the real estate assets acquired.

New Accounting Standards Issued but not yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. We will adopt the new standard effective January 1, 2018. Given the nature of our business, a majority of our revenue comes from rent and recoveries earned from leasing our properties which will be assessed with the adoption of the new lease accounting standard discussed below. Generally, our only significant source of non-lease related contract revenue comes from real estate sales; however, our property dispositions over the last three years have been cash sales with no future involvement in the property operations. Therefore, we do not anticipate that the adoption of the standard will have a material impact on our financial position or results of operations.
In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-02, "Leases" ("ASU 2016-02"), which amends the existing accounting standards for lease accounting and sets out the principles for the recognition, measurement, presentation and disclosure of leases. ASU 2016-02 will require lessees, at lease commencement to record a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and record a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term. We are a lessee on a limited number of ground and office leases as disclosed in Note 14. While we expect to record a right-of-use asset and lease liability upon adoption of this standard, we anticipate the impact will not be material to our overall financial condition and results of operations. We are the lessor on a significant number of leases, however, we believe that ASU 2016-02 will have minimal impact to our financial condition or results of operations as such leases will be accounted for in a similar method to existing GAAP standards with the underlying leased asset being reported and recognized as a real estate asset and rental income being recognized on a straight line basis over the lease term. The most significant changes ASU 2016-02 will have to lessor accounting will be the requirement that lessors expense certain initial direct costs that are not incremental in negotiating a lease as incurred. Under existing GAAP standards, certain of these costs are capitalizable. ASU 2016-02 requires the use of a modified retrospective approach for all leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements, with certain practical expedients available. If practical expedients are elected, we would not be required to reassess (1) whether an expired or existing contract meets the definition of a lease; (2) the lease classification for expired or existing leases; and (3) whether costs previously capitalized as initial direct costs would continue to be amortized. We continue to monitor FASB activity with respect to possible amendments to ASU 2016-02, particularly the Board’s recent vote to provide an optional practical expedient to lessors that would remove the requirement for lessors to separate lease and non-lease components when the pattern of recognition of those components are the same and, when combined as a single unit, those would be classified as operating leases. Should such amendment be finalized, we expect to elect the practical expedient. We will adopt ASU 2016-02 on January 1, 2019 and anticipate electing the practical expedients. We will continue to refine our evaluation and finalize our implementation plan throughout 2018.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” ("ASU 2016-15"). ASU 2016-15 addresses eight specific cash flow issues and intends to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with retrospective application required. We expect ASU 2016-15 to impact the presentation of our consolidated statement of cash flows and we will adopt ASU 2016-15 on January 1, 2018.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents when reconciling the beginning- of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017. We expect ASU 2016-18 to impact the presentation of our consolidated statement of cash flows and we will adopt ASU 2016-18 on January 1, 2018.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeting Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 is intended to better align financial reporting for hedging activities with the economic objectives of those activities. As a result of the transition guidance, cumulative ineffectiveness that has been previously recognized on cash flow and net investment hedges that are still outstanding and designated as of the date of adoption will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income. ASU 2017-12 is effective for annual periods beginning after December 15, 2018. We continue to assess all the potential impacts of ASU 2017-12; however, we do not expect the adoption to have a material impact on our financial condition or results of operations.

3. Investment in Real Estate
REIT Acquisition
On August 15, 2017, via a share purchase agreement, we acquired a private real estate investment trust that owns one industrial property consisting of 0.2 million square feet of GLA from a third party seller in exchange for $20,962, exclusive of closing costs and credits (“REIT Acquisition”). As part of the REIT Acquisition, we acquired 100% of the common shares of beneficial interest of this private real estate investment trust.
Acquisitions
The following table summarizes our acquisition of industrial properties from third parties for the years ended December 31, 2017, 2016 and 2015. The revenue and net income associated with the acquisition of the industrial properties, since their respective acquisition dates, are not significant for years ended December 31, 2017, 2016 or 2015.

	Year Ended December 31,
	2017	2016	2015
Number of Industrial Properties Acquired	8	6	8
GLA (in millions)	1.1	0.7	1.9
Purchase Price (A)	$174,209	$111,130	$169,218
(A) Purchase price includes the acquisition of several land parcels for the years ended December 31, 2017, 2016 and 2015 and excludes closing costs incurred with the acquisition of the industrial properties and land parcels.
The following table summarizes the fair value of amounts recognized for each major class of asset and liability for the industrial properties and land parcels acquired during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Land	$92,810	$70,380
Building and Improvements	73,028	37,031
Other Assets	1,659	781
In-Place Leases	7,905	3,253
Above Market Leases	227	214
Below Market Leases	(1,420)	—
Assumed Mortgage Loan Premium (See Note 4)	—	(529)
Total Purchase Price	$174,209	$111,130
Assumed Mortgage Loan (See Note 4)	—	(4,513)
Total Net Assets Acquired	$174,209	$106,617
Sales
The following table summarizes our property dispositions for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Number of Industrial Properties Sold	60	63	66
GLA (in millions)	4.6	3.9	3.8
Gross Proceeds from the Sale of Real Estate (A)	$236,059	$169,911	$158,429
Gain on Sale of Real Estate (A)	$131,269	$68,202	$48,906
(A) Gross proceeds and gain on sale of real estate includes the sale of several land parcels for the years ended December 31, 2017 and 2015.

Impairment Charge
The impairment charge of $626 recorded during the year ended December 31, 2015 was due to marketing certain industrial properties for sale and our assessment of the likelihood and timing of a potential sale transaction. The fair market values were determined using third party offers. Valuations based on third party offers include bona fide contract prices and letter of intent amounts that we believe are indicative of fair value and fall into Level 3 of the fair value hierarchy.
4. Indebtedness
The following table discloses certain information regarding our indebtedness:

	Outstanding Balance at		Interest Rate at December 31, 2017	Effective Interest Rate at Issuance	Maturity Date
	December 31, 2017	December 31, 2016
Mortgage Loans Payable, Gross	$451,602	$498,435	4.03% – 8.26%	3.82% – 8.26%	June 2018 – September 2022
Unamortized Debt Issuance Costs	(1,806)	(2,905)
Unamortized Premiums	260	426
Mortgage Loans Payable, Net	$450,056	$495,956
Senior Unsecured Notes, Gross
2017 Notes	—	54,981	N/A	N/A	12/1/2017
2027 Notes	6,070	6,070	7.15%	7.11%	5/15/2027
2028 Notes	31,901	31,901	7.60%	8.13%	7/15/2028
2032 Notes	10,600	10,600	7.75%	7.87%	4/15/2032
2017 II Notes	—	101,871	N/A	N/A	5/15/2017
2027 Private Placement Notes	125,000	—	4.30%	4.30%	4/20/2027
2029 Private Placement Notes	75,000	—	4.40%	4.40%	4/20/2029
Subtotal	$248,571	$205,423
Unamortized Debt Issuance Costs	(1,814)	(320)
Unamortized Discounts	(84)	(105)
Senior Unsecured Notes, Net	$246,673	$204,998
Unsecured Term Loans, Gross
2014 Unsecured Term Loan (A)	$200,000	$200,000	3.49%	N/A	1/29/2021
2015 Unsecured Term Loan (A)	260,000	260,000	2.99%	N/A	9/12/2022
Subtotal	$460,000	$460,000
Unamortized Debt Issuance Costs	(4,232)	(3,362)
Unsecured Term Loans, Net	$455,768	$456,638
Unsecured Credit Facility (B)	$144,500	$189,500	2.46%	N/A	10/29/2021
(A) The interest rate at December 31, 2017 reflects the interest rate protection agreements we entered into to effectively convert the variable rate to a fixed rate. See Note 12.
(B) The maturity date may be extended an additional year at our election, subject to certain restrictions. Amounts exclude unamortized debt issuance costs of $4,781 and $2,876 as of December 31, 2017 and 2016, respectively, which are included in prepaid expenses and other assets on the consolidated balance sheets.

Mortgage Loans Payable, Net
During the years ended December 31, 2017 and 2016, we paid off mortgage loans in the amount of $36,108 and $59,420, respectively. In connection with the mortgage loans paid off during the years ended December 31, 2017 and 2016, we recognized $1,653 and $79 as loss from retirement of debt, respectively, of which the loss related to the year ended December 31, 2016 was included in general and administrative expense.
During the year ended December 31, 2016, we assumed a mortgage loan in the amount of $4,513 in conjunction with the acquisition of one industrial property, totaling approximately 0.1 million square feet of GLA. The mortgage loan bears interest at a fixed rate of 7.35%, principal payments are amortized over 25 years and the loan matures in September 2019. In conjunction with the assumption of the mortgage loan, we recorded a premium in the amount of $529, which will be amortized as an adjustment to interest expense through maturity.
As of December 31, 2017, mortgage loans payable are collateralized, and in some instances cross-collateralized, by industrial properties with a net carrying value of $576,580. We believe the Operating Partnership and the Company were in compliance with all covenants relating to mortgage loans as of December 31, 2017.
Senior Unsecured Notes, Net
During the year ended December 31, 2017, the Operating Partnership issued $125,000 of 4.30% Series A Guaranteed Senior Notes due April 20, 2027 (the "2027 Private Placement Notes") and $75,000 of 4.40% Series B Guaranteed Senior Notes due April 20, 2029 (the "2029 Private Placement Notes" and, together with the 2027 Private Placement Notes, collectively, the "Private Placement Notes") in a private placement pursuant to a Note and Guaranty Agreement dated February 21, 2017. The 2027 Private Placement Notes and the 2029 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments. The Operating Partnership issued an additional $300,000 of senior unsecured private placement notes in February 2018. See Subsequent Events.
During the year ended December 31, 2017, we paid off and retired our 2017 II and 2017 Notes, at maturity, in the amounts of $101,871 and $54,981, respectively.
Unsecured Term Loans, Net
On January 29, 2014, we entered into a seven-year, $200,000 unsecured loan (the "2014 Unsecured Term Loan") with a syndicate of financial institutions. During the year ended December 31, 2017, we amended the terms of the 2014 Unsecured Term Loan to, among other things, reduce by 50 basis points our interest spread from the prior rate. At December 31, 2017, the 2014 Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR plus 120 basis points. During the year ended December 31, 2017, in connection with the amendment, we recognized $51 as loss from retirement of debt related to the write-off of unamortized debt issuance costs related to a lender that opted out of its position and whose position was replaced by other lenders.
On September 11, 2015, we entered into a seven-year, $260,000 unsecured loan (the "2015 Unsecured Term Loan"; together with the 2014 Unsecured Term Loan, the "Unsecured Term Loans") with a syndicate of financial institutions. During the year ended December 31, 2017, we amended the terms of the 2015 Unsecured Term Loan to, among other things, reduce by 40 basis points our interest spread from the prior rate. At December 31, 2017, the 2015 Unsecured Term Loan requires interest only payments and bears interest at a variable rate based on LIBOR plus 120 basis points. The interest rates on the Unsecured Term Loans vary based on the Company's leverage ratio or, at our election, the Company's credit ratings.
Unsecured Credit Facility
On October 31, 2017, we amended and restated our $625,000 revolving credit agreement (the "Old Credit Facility") with a new $725,000 revolving credit agreement (as amended and restated, the "Unsecured Credit Facility"). We may request that the borrowing capacity under the Unsecured Credit Facility be increased to $1,000,000, subject to certain restrictions. The Unsecured Credit Facility matures on October 29, 2021, with an option to extend an additional one year at our election, subject to certain restrictions. At December 31, 2017, the Unsecured Credit Facility provides for interest only payments at LIBOR plus 110 basis points. The interest rate on the Unsecured Credit Facility varies based on our leverage ratio. During the year ended December 31, 2017, in connection with the amendment, we recognized $71 as loss from retirement of debt related to the write-off of unamortized debt issuance costs related to a lender that opted out of its position and whose position was replaced by other lenders.

Indebtedness
The following is a schedule of the stated maturities and scheduled principal payments of our indebtedness, exclusive of premiums, discounts and debt issuance costs, for the next five years as of December 31, and thereafter:

Amount
2018	$165,449
2019	79,329
2020	58,762
2021	411,318
2022	341,244
Thereafter	248,571
Total	$1,304,673
The Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and the indentures governing our senior unsecured notes contain certain financial covenants, including limitations on incurrence of debt and debt service coverage. Under the Unsecured Credit Facility and the Unsecured Term Loans, an event of default can occur if the lenders, in their good faith judgment, determine that a material adverse change has occurred which could prevent timely repayment or materially impair our ability to perform our obligations under the loan agreements. We believe that the Operating Partnership and the Company were in compliance with all covenants relating to the Unsecured Credit Facility, the Unsecured Term Loans, the Private Placement Notes and indentures governing our senior unsecured notes as of December 31, 2017. However, these financial covenants are complex and there can be no assurance that these provisions would not be interpreted by our lenders and noteholders in a manner that could impose and cause us to incur material costs.
Fair Value
At December 31, 2017 and 2016, the fair value of our indebtedness was as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount (A)	Fair Value	Carrying Amount (A)	Fair Value
Mortgage Loans Payable, Net	$451,862	$467,303	$498,861	$513,540
Senior Unsecured Notes, Net	248,487	269,731	205,318	222,469
Unsecured Term Loans	460,000	460,000	460,000	458,602
Unsecured Credit Facility	144,500	144,500	189,500	189,500
Total	$1,304,849	$1,341,534	$1,353,679	$1,384,111
(A) The carrying amounts include unamortized premiums and discounts and exclude unamortized debt issuance costs.
The fair values of our mortgage loans payable were determined by discounting the future cash flows using the current rates at which similar loans would be made based upon similar remaining maturities. The current market rates we utilized were internally estimated. The fair value of the senior unsecured notes were determined by using rates, as advised by our bankers, that are based upon recent trades within the same series of the senior unsecured notes, recent trades for senior unsecured notes with comparable maturities, recent trades for fixed rate unsecured notes from companies with profiles similar to ours, as well as overall economic conditions. The fair value of the Unsecured Credit Facility and the Unsecured Term Loans was determined by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term, assuming no repayment until maturity. We have concluded that our determination of fair value for each of our mortgage loans payable, senior unsecured notes, the Unsecured Term Loans and the Unsecured Credit Facility was primarily based upon Level 3 inputs.

5. Variable Interest Entities
The Other Real Estate Partnerships are VIEs of the Operating Partnership and the Operating Partnership is the primary beneficiary, thus causing the Other Real Estate Partnerships to be consolidated by the Operating Partnership. In addition, the Operating Partnership is a VIE of the Company and the Company is the primary beneficiary.
The following table summarizes the assets and liabilities of the Other Real Estate Partnerships included in our consolidated balance sheets:

	December 31, 2017	December 31, 2016
ASSETS
Assets:
Net Investment in Real Estate	$270,708	$278,398
Other Assets, Net	23,530	24,401
Total Assets	$294,238	$302,799
LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Mortgage Loans Payable, Net	$61,256	$70,366
Other Liabilities, Net	9,283	9,138
Partners’ Capital	223,699	223,295
Total Liabilities and Partners’ Capital	$294,238	$302,799
6. Stockholders’ Equity of the Company and Partners' Capital of the Operating Partnership
Operating Partnership Units
The Operating Partnership has issued General Partner Units, Limited Partner Units and preferred general partnership Units. The General Partner Units resulted from capital contributions from the Company. The Limited Partner Units are issued in conjunction with the acquisition of certain properties. Subject to certain lock-up periods, holders of Limited Partner Units can redeem their Units by providing written notification to the General Partner. Unless the General Partner provides notice of a redemption restriction to the holder, redemption must be made within seven business days after receipt of the holder’s notice. The redemption can be effectuated, as determined by the General Partner, either by exchanging the Limited Partner Units for shares of common stock of the Company on a one-for-one basis, subject to adjustment, or by paying cash equal to the fair market value of such shares. Prior requests for redemption have generally been fulfilled with shares of common stock of the Company, and the Operating Partnership intends to continue this practice. If each Limited Partner Unit of the Operating Partnership were redeemed as of December 31, 2017, the Operating Partnership could satisfy its redemption obligations by making an aggregate cash payment of approximately $126,139 or by issuing 4,008,221 shares of the Company’s common stock. The preferred general partnership Units result from preferred capital contributions from the Company. The Operating Partnership is required to make all required distributions on the preferred general partnership Units prior to any distribution of cash or assets to the holders of the Units. The consent of the holder of the Limited Partner Units is required to alter such holder’s rights as to allocations and distributions, to alter or modify such holder’s rights with respect to redemption, to cause the early termination of the Operating Partnership or to amend the provisions of the partnership agreement which requires such consent.
Preferred Stock or General Partner Preferred Units
The Company has 10,000,000 shares of preferred stock authorized. As of December 31, 2017 and 2016, there were no preferred shares or general partner preferred Units outstanding.
Shares of Common Stock or Unit Contributions
For the years ended December 31, 2017, 2016 and 2015, 31,154, 266,332 and 68,930 Limited Partner Units, respectively, were converted into an equivalent number of shares of common stock of the Company, resulting in a reclassification of $364, $2,862 and $673, respectively, of noncontrolling interest to the Company’s stockholders’ equity.

During the year ended December 31, 2017, the Company issued 2,560,000 shares of the Company’s common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $74,880. During the year ended December 31, 2016, the Company issued 5,600,000 shares of the Company’s common stock in an underwritten public offering. Proceeds to the Company, net of the underwriter's discount, were $124,936. The proceeds were contributed to the Operating Partnership in exchange for General Partner Units and are reflected in the Operating Partnership's financial statements as a general partner contribution.
On March 13, 2014, we entered into distribution agreements with sales agents to sell up to 13,300,000 shares of the Company's common stock, for up to $200,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2014 ATM Program"). The distribution agreements entered into with respect to the 2014 ATM Program expired by their terms on March 13, 2017 and, on March 16, 2017, we entered into distribution agreements with sales agents to sell up to 8,000,000 shares of the Company's common stock, for up to $200,000 aggregate gross sales proceeds, from time to time in "at-the-market" offerings (the "2017 ATM Program"). Under the terms of the 2014 ATM Program and the 2017 ATM Program, sales were or are to be made primarily in transactions that are deemed to be "at-the-market" offerings, including sales made directly on the New York Stock Exchange or sales made through a market maker other than on an exchange or by privately negotiated transactions. During the years ended December 31, 2017, 2016 and 2015, the Company did not issue any shares of common stock under the 2014 ATM Program or the 2017 ATM Program.
The following table is a roll-forward of the Company's shares of common stock outstanding and the Operating Partnership's Units outstanding, including unvested restricted stock or restricted Unit awards (see Note 11), for the three years ended December 31, 2017:

	Shares of Common Stock Outstanding	General Partner and Limited Partner Units Outstanding
Balance at December 31, 2014	110,600,866	114,975,503
Vesting of LTIP Unit Awards (As Defined in Note 11)	224,990	224,990
Issuance of Restricted Stock/Restricted Unit Awards	234,360	234,360
Repurchase and Retirement of Restricted Stock/Restricted Unit Awards	(101,921)	(101,921)
Conversion of Limited Partner Units	68,930	—
Balance at December 31, 2015	111,027,225	115,332,932
Issuance of Common Stock/Contribution of General Partner Units	5,600,000	5,600,000
Issuance of Restricted Stock/Restricted Unit Awards	322,833	322,833
Repurchase and Retirement of Restricted Stock/Restricted Unit Awards	(108,644)	(108,644)
Conversion of Limited Partner Units	266,332	—
Balance at December 31, 2016	117,107,746	121,147,121
Issuance of Common Stock/Contribution of General Partner Units	2,560,000	2,560,000
Issuance of Restricted Stock/Restricted Unit Awards	275,793	275,793
Repurchase and Retirement of Restricted Stock/Restricted Unit Awards	(91,513)	(91,513)
Conversion of Limited Partner Units	31,154	—
Balance at December 31, 2017	119,883,180	123,891,401
Dividends/Distributions
The following table summarizes dividends/distributions accrued during the past three years:

	2017 Total Dividend/ Distribution	2016 Total Dividend/ Distribution	2015 Total Dividend/ Distribution
Common Stock/Operating Partnership Units	$104,106	$91,318	$59,014

7. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive loss by component for the years ended December 31, 2017 and 2016:

	Interest Rate Protection Agreements	Total for Operating Partnership	Comprehensive Loss Attributable to Noncontrolling Interest	Total for Company
Balance as of December 31, 2015	$(10,043)	$(10,043)	$376	$(9,667)
Other Comprehensive (Loss) Before Reclassifications	(2,274)	(2,274)	(215)	(2,489)
Amounts Reclassified from Accumulated Other Comprehensive Loss	7,513	7,513	—	7,513
Net Current Period Other Comprehensive Income	5,239	5,239	(215)	5,024
Balance as of December 31, 2016	$(4,804)	$(4,804)	$161	$(4,643)
Other Comprehensive Income Before Reclassifications	1,645	1,645	(205)	1,440
Amounts Reclassified from Accumulated Other Comprehensive Loss	4,541	4,541	—	4,541
Net Current Period Other Comprehensive Income	6,186	6,186	(205)	5,981
Balance as of December 31, 2017	$1,382	$1,382	$(44)	$1,338
The following table summarizes the reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Affected Line Items in the Consolidated Statements of Operations
Interest Rate Protection Agreements:
Reclassification of Fair Value of Interest Rate Protection Agreement	$—	$—	$12,990	Mark-to-Market and Settlement Loss on Interest Rate Protection Agreements
Amortization of Interest Rate Protection Agreements (Previously Settled)	205	390	524	Interest Expense
Settlement Payments to our Counterparties	4,336	7,123	5,529	Interest Expense
	$4,541	$7,513	$19,043	Total
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in other comprehensive income (loss) and is subsequently reclassified to earnings through interest expense over the life of the derivative or over the life of the debt. In the next 12 months, we expect to amortize approximately $95 into net income by increasing interest expense for interest rate protection agreements we settled in previous periods. Additionally, recurring settlement amounts on the 2014 Swaps and 2015 Swaps (as defined in Note 12) will also be reclassified to net income. See Note 12 for more information about our derivatives.

8. Earnings Per Share and Earnings Per Unit (EPS/EPU)
The computation of basic and diluted EPS of the Company is presented below:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Numerator:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders and Participating Securities	$201,456	$121,232	$73,802
Net Income Allocable to Participating Securities	(646)	(411)	(248)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$200,810	$120,821	$73,554
Denominator (In Thousands):
Weighted Average Shares - Basic	118,272	115,030	110,352
Effect of Dilutive Securities:
LTIP Unit Awards (As Defined in Note 11)	515	340	429
Weighted Average Shares - Diluted	118,787	115,370	110,781
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.70	$1.05	$0.67
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$1.69	$1.05	$0.66
The computation of basic and diluted EPU of the Operating Partnership is presented below:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Numerator:
Net Income Available to Unitholders and Participating Securities	$208,158	$125,547	$76,682
Net Income Allocable to Participating Securities	(646)	(410)	(248)
Net Income Available to Unitholders	$207,512	$125,137	$76,434
Denominator (In Thousands):
Weighted Average Units - Basic	122,306	119,274	114,709
Effect of Dilutive Securities that Result in the Issuance of General Partner Units:
LTIP Unit Awards (As Defined in Note 11)	515	340	429
Weighted Average Units - Diluted	122,821	119,614	115,138
Basic EPU:
Net Income Available to Unitholders	$1.70	$1.05	$0.67
Diluted EPU:
Net Income Available to Unitholders	$1.69	$1.05	$0.66
Participating securities include 408,248, 406,855 and 387,947 of unvested restricted stock or restricted Unit awards outstanding at December 31, 2017, 2016 and 2015, respectively, which participate in non-forfeitable distributions. Under the two class method, participating security holders are allocated income, in proportion to total weighted average shares or Units outstanding, based upon the greater of net income or common stock dividends or Unit distributions declared.

9. Income Taxes
Our Consolidated Financial Statements include the operations of our TRSs, which are not entitled to the dividends paid deduction and are subject to federal, state and local income taxes on its taxable income. During the years ended December 31, 2017, 2016 and 2015, the Company qualified as a REIT and incurred no federal income tax expense; accordingly, the only federal income taxes included in the accompanying Consolidated Financial Statements relate to activities of one of our TRSs.
The components of the income tax provision for the years ended December 31, 2017, 2016 and 2015 are comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(859)	$(656)	$68
State	(344)	(251)	(297)
Deferred:
State	10	(182)	112
	$(1,193)	$(1,089)	$(117)
Deferred income taxes represent the tax effect of the temporary differences between the book and tax basis of assets and liabilities. New 2017 tax reform legislation reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, our deferred income tax assets and liabilities were re-measured to reflect the reduction in the U.S. corporate income tax rate. As a result, we recorded a decrease related to the net deferred tax assets and a decrease to the associated valuation allowance.
Deferred income tax assets and liabilities include the following as of December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Impairment of Real Estate	$1,267	$2,051
Other - Temporary Differences	233	433
Valuation Allowance	(984)	(2,181)
Total Deferred Income Tax Assets, Net of Allowance	$516	$303
Straight-line Rent	$(40)	$(51)
Basis Difference - Real Estate Properties	(488)	(260)
Other - Temporary Differences	(172)	(186)
Total Deferred Income Tax Liabilities	$(700)	$(497)
Total Net Deferred Income Tax Liabilities	$(184)	$(194)
A valuation allowance is recorded if we believe it is more likely than not that all or some portion of our deferred income tax assets will not be realized. We do not have projections of future taxable income or other sources of taxable income in the TRSs significant enough to allow us to believe it is more likely than not that we will realize our deferred income tax assets. Therefore, we have recorded a valuation allowance against our deferred income tax assets. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred income tax assets, is included in the current income tax provision.

The income tax provision pertaining to income from continuing operations of the TRSs differs from the amounts computed by applying the applicable federal statutory rate as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Tax (Provision) Benefit at Federal Rate Related to Continuing Operations	$(1,416)	$(1,764)	$64
Change in Effective Tax Rate	(609)	—	—
State Tax Provision, Net of Federal Benefit	(376)	(462)	(212)
Non-deductible Permanent Items, Net	—	7	10
Change in Valuation Allowance	1,197	1,256	787
Other	11	(126)	(766)
Net Income Tax Provision	$(1,193)	$(1,089)	$(117)
We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is "more-likely-than-not" that the tax position will be sustained on examination by taxing authorities. As of December 31, 2017, we do not have any unrecognized tax benefits.
We file income tax returns in the U.S. and various states. The statute of limitations for income tax returns is generally three years. As such, our tax returns that are subject to examination would be primarily from 2014 and thereafter.
Federal Income Tax Treatment of Common Dividends
For income tax purposes, dividends paid to the Company's common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder's invested capital. For the years ended December 31, 2017, 2016 and 2015, the dividends per common share were characterized as follows:

	2017	As a Percentage of Distributions	2016	As a Percentage of Distributions	2015	As a Percentage of Distributions
Ordinary Income	$0.6552	74.23%	$0.6935	82.53%	$0.2629	67.93%
Unrecaptured Section 1250 Gain	0.1627	18.43%	0.1130	13.45%	0.1241	32.07%
Capital Gain	0.0648	7.34%	0.0066	0.78%	—	0.00%
Nondividend Distribution - Return of Capital	—	0.00%	0.0272	3.24%	—	0.00%
	$0.8827	100.00%	$0.8403	100.00%	$0.3870	100.00%
The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

10. Future Rental Revenues
Our properties are leased to tenants under net and semi-net operating leases. Future minimum rental receipts, excluding tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2017 are approximately as follows:

2018	$287,809
2019	254,064
2020	216,135
2021	170,559
2022	132,118
Thereafter	356,402
Total	$1,417,087
11. Benefit Plans
Stock Based Compensation
The Company maintains a stock incentive plan (the “Stock Incentive Plan”), which is administered by the Compensation Committee of the Board of Directors. Officers, certain employees and the Company's independent directors generally are eligible to participate in the Stock Incentive Plan. Awards made under the Stock Incentive Plan can be in the form of restricted stock awards, restricted stock unit awards, performance share awards, dividend equivalent rights, non-statutory stock options and stock appreciation rights. Special provisions apply to awards granted under the Stock Incentive Plan in the event of a change in control in the Company. As of December 31, 2017, awards covering 1.9 million shares of common stock were available to be granted under the Stock Incentive Plan.
Restricted Stock or Restricted Unit Awards
For the years ended December 31, 2017, 2016 and 2015, the Company awarded 260,685, 308,373 and 216,975 shares, respectively, of restricted stock awards to certain employees, which had a fair value of $6,871, $6,047 and $4,708 on the date such awards were approved by either the Compensation Committee of the Board of Directors or the Company's stockholders of the Stock Incentive Plan, as the case may be. These restricted stock awards were granted based upon the achievement of certain corporate performance goals and generally vest over a period of three years. Additionally, during the years ended December 31, 2017, 2016 and 2015, the Company awarded 15,108, 14,460 and 17,385 shares, respectively, of restricted stock to non-employee members of the Board of Directors, which had a fair value of $420, $350 and $350 on the date of approval. These restricted stock awards vest over a one-year period. The Operating Partnership issued restricted Unit awards to the Company in the same amount for both restricted stock awards.
Compensation expense is charged to earnings over the vesting periods for the restricted stock or restricted Unit awards expected to vest except if the recipient is not required to provide future service in exchange for vesting of such restricted stock or restricted Unit awards. If vesting of a recipient's restricted stock or restricted Unit awards is not contingent upon future service, the expense is recognized immediately at the date of grant. During the years ended December 31, 2017, 2016 and 2015, we recognized $1,590, $1,710 and $1,352, respectively, of compensation expense related to restricted stock or restricted Unit awards granted to our former Chief Executive Officer for which future service was not required.
LTIP Unit Awards
For the years ended December 31, 2017 and 2016, the Company granted to certain employees 195,951 and 254,524 Long-Term Incentive Program ("LTIP") performance units ("LTIP Unit Awards"), which had a fair value of $2,473 and $2,561 on the grant date. The LTIP Unit Awards vest based upon the relative total shareholder return ("TSR") of the Company's common stock compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index over a performance period of three years. Compensation expense is charged to earnings on a straight-line basis over the respective performance periods. At the end of the respective performance periods each participant will be issued shares of the Company's common stock equal to the maximum shares issuable to the participant for the performance period multiplied by a percentage, ranging from 0% to 100%, based on the Company's TSR as compared to the TSRs of the MSCI US REIT Index and the NAREIT Industrial Index. The participant is also entitled to dividend equivalents for shares issued pursuant to vested LTIP Unit Awards. The Operating Partnership issues General Partner Units to the Company in the same amounts for vested LTIP Unit Awards.

The fair values of the LTIP Unit Awards at issuance were determined by a lattice-binomial option-pricing model based on Monte Carlo simulations using the following assumptions:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Expected dividend yield	2.71%	2.31%
Expected volatility - range used	21.50% - 21.80%	21.01% - 21.19%
Expected volatility - weighted average	21.68%	20.92%
Risk-free interest rate	0.66% - 1.58%	0.48% - 1.43%
Outstanding Restricted Stock or Restricted Unit Awards and LTIP Unit Awards
For the years ended December 31, 2017, 2016 and 2015, we recognized $8,611, $7,371 and $7,177, respectively, in amortization related to restricted stock or restricted Unit awards and LTIP Unit Awards. Restricted stock or restricted Unit award and LTIP Unit Award amortization capitalized in connection with development activities was not significant. At December 31, 2017, we had $7,752 in unrecognized compensation related to unvested restricted stock or restricted Unit awards and LTIP Unit Awards. The weighted average period that the unrecognized compensation is expected to be recognized is 0.88 years.
Restricted stock or restricted Unit award and LTIP Unit Award transactions for the year ended December 31, 2017 are summarized as follows:

	Awards	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	917,532	$14.35
Issued	471,744	$20.70
Forfeited	(8,034)	$19.61
Vested	(268,414)	$21.36
Outstanding at December 31, 2017	1,112,828	$15.31
401(k)/Profit Sharing Plan
Under the Company's 401(k)/Profit Sharing Plan, all eligible employees may participate by making voluntary contributions and the Company may make, but is not required to make, matching contributions, which are funded by the Operating Partnership. For the years ended December 31, 2017, 2016 and 2015, total expense related to matching contributions was $518, $509 and $471, respectively.
12. Derivatives
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
In connection with the originations of the Unsecured Term Loans (see Note 4), we entered into interest rate protection agreements to manage our exposure to changes in the one month LIBOR rate. The four interest rate protection agreements, which fix the variable rate of the 2014 Unsecured Term Loan, have an aggregate notional value of $200,000, mature on January 29, 2021 and fix the LIBOR rate at a weighted average rate of 2.29% (the "2014 Swaps"). The six interest rate protection agreements, which fix the variable rate of the 2015 Unsecured Term Loan, have an aggregate notional value of $260,000, mature on September 12, 2022 and fix the LIBOR rate at a weighted average rate of 1.79% (the "2015 Swaps"). We designated the 2014 Swaps and 2015 Swaps as cash flow hedges.

During the year ended December 31, 2014, we entered into three interest rate protection agreements, with an aggregate notional value of $220,000, to manage our exposure to changes in the three month LIBOR rate (the "Settled Swaps") related to an anticipated unsecured debt offering. At origination, we designated the Settled Swaps as cash flow hedges but, during the three months ended March 31, 2015, the Settled Swaps were de-designated and the fair market value loss of $12,990 was reclassified to earnings from other comprehensive income since we determined the forecasted offering of unsecured debt was no longer probable to occur within the time period stated in the designation memos. During the year ended December 31, 2015, we made a settlement payment of $11,546 to our derivative counterparties, which is recognized as settlement loss on interest rate protection agreements.
Derivative Instruments Not Designated for Hedge Accounting Treatment
In September 2017, we entered into two interest rate protection agreements (the "Treasury Locks"), with an aggregate notional value of $100,000, in order to fix the interest rate on an anticipated unsecured debt offering. The Treasury Locks fixed the ten year U.S. Treasury rate at a weighted average rate of approximately 2.18%. Due to the strict requirements surrounding the application of hedge accounting, we elected not to designate the Treasury Locks as hedges. As such, the change in the fair value of the Treasury Locks is recorded within the income statement as opposed to being recorded in other comprehensive income. During the year ended December 31, 2017 we settled the Treasury Locks and recognized $1,896 in settlement gain on interest rate protection agreements.
Our agreements with our derivative counterparties contain provisions where if we default on any of our indebtedness, then we could also be declared in default on our derivative obligations subject to certain thresholds. As of December 31, 2017, we had not posted any collateral related to these agreements and were not in breach of any of the provisions of these agreements. If we had breached these agreements, we could have been required to settle our obligations under the agreements at their termination value.
The following table sets forth our financial assets and liabilities related to the 2014 Swaps and 2015 Swaps, which are included in prepaid expenses and other assets and accounts payable, accrued expenses and other liabilities on the consolidated balance sheets and are accounted for at fair value on a recurring basis as of December 31, 2017:

		Fair Value Measurements at Reporting Date Using:
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives designated as a hedging instrument:
Assets:
2015 Swaps	$3,860	—	$3,860	—
Liabilities:
2014 Swaps	$(1,474)	—	$(1,474)	—
There was no ineffectiveness recorded on the 2014 Swaps and 2015 Swaps during the year ended December 31, 2017.
The estimated fair value of the 2014 Swaps and 2015 Swaps was determined using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments are incorporated in the fair value to account for potential non-performance risk, including our own non-performance risk and the respective counterparty’s non-performance risk. We determined that the significant inputs used to value the 2014 Swaps and 2015 Swaps fell within Level 2 of the fair value hierarchy.
13. Related Party Transactions
At December 31, 2017 and 2016, the Operating Partnership had receivable balances of $10,129 and $10,448, respectively, from a direct wholly-owned subsidiary of the Company.

14. Commitments and Contingencies
In the normal course of business, we are involved in legal actions arising from the ownership of our industrial properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on our consolidated financial position, operations or liquidity.
Four properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times at appraised fair market value or at a fixed purchase price. None of the tenant purchase options have been exercised.
At December 31, 2017, we had outstanding letters of credit and performance bonds in the aggregate amount of $20,188.
In conjunction with the development of industrial properties, we have entered into agreements with general contractors for the construction of industrial properties. At December 31, 2017, we had 11 industrial properties totaling approximately 4.2 million square feet of GLA under construction. The estimated total investment as of December 31, 2017 is approximately $291,000 (unaudited). Of this amount, approximately $175,800 (unaudited) remains to be funded. There can be no assurance that the actual completion cost will not exceed the estimated total investment.
During the year ended December 31, 2016, a fire significantly destroyed one industrial property totaling approximately 0.03 million square feet of GLA located in San Diego, California. In a separate event, on April 3, 2017, a fire caused significant damage to one industrial property totaling approximately 0.08 million square feet of GLA located in Los Angeles, California. During the respective periods in which the fires occurred, we wrote off the unamortized net book value of the building improvements for the damaged portions of the industrial properties and recorded a receivable from our insurance company for the amount of the write off, less our $25 deductible per occurrence. During the year ended December 31, 2017, we collected insurance proceeds in excess of the amounts we wrote off related to unamortized net book value of the building improvements.
Ground and Operating Lease Agreements
For the years ended December 31, 2017, 2016 and 2015, we recognized $1,419, $1,380 and $1,281, respectively, in operating and ground lease expense.
Future minimum rental payments under the terms of all non-cancelable ground and operating leases under which we are the lessee as of December 31, 2017 are as follows:

2018	$1,495
2019	772
2020	678
2021	630
2022	583
Thereafter	27,139
Total (A)	$31,297
________________

(A)	Minimum rental payments have not been reduced by minimum sublease rentals of $783 due in the future under non-cancelable subleases.

15. Subsequent Events
From January 1, 2018 to February 23, 2018, we acquired one industrial property and one land parcel for a purchase price of approximately $15,625, excluding costs incurred in conjunction with the acquisition of the industrial property.
During January 2018, the Company restructured its staffing to align its personnel with changes in its portfolio. The severance and other costs associated with the restructuring is approximately $1,000.
During February 2018, the Company renewed a lease on a long term basis for a 1.3 million square feet facility located in Eastern PA, that was set to expire during the three months ended March 31, 2018.
Effective as of January 1, 2018, the Company, as general partner of the Operating Partnership, adopted a First Amendment to the Twelfth Amended and Restated Limited Partnership Agreement (the “LPA Amendment”) to amend the Twelfth Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Existing LPA”) to provide that the General Partner, who had existing authority regarding tax matters decision-making authority as the “Tax Matters Partner” of the Operating Partnership under the Existing LPA, would also be designated as the “Partnership Representative” of the Operating Partnership pursuant to the revised partnership audit rules adopted pursuant to the Bipartisan Budget Act of 2015 with respect to taxable years starting January 1, 2018. A conformed copy of the Existing LPA, which incorporates the amendments effectuated pursuant to the LPA Amendment, is attached hereto as Exhibit 3.9 to this Annual Report on Form 10-K.
On February 15, 2018, the Operating Partnership issued $150,000 of 3.86% Series C Guaranteed Senior Notes due February 15, 2028 (the “2028 Private Placement Notes”) and $150,000 of 3.96% Series D Guaranteed Senior Notes due February 15, 2030 (the “2030 Private Placement Notes”) in a private placement pursuant to a Note and Guaranty Agreement dated December 12, 2017. The 2028 Private Placement Notes and the 2030 Private Placement Notes are unsecured obligations of the Operating Partnership that are fully and unconditionally guaranteed by the Company and require semi-annual interest payments.
We anticipate paying off $157,782 of mortgage loans payable which were originally scheduled to mature on June 1, 2018 on or about March 1, 2018.

16. Quarterly Financial Information (unaudited)
The following tables summarize the Company's unaudited quarterly financial information for each of the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$97,383	$97,579	$99,310	$102,130
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$22,709	$37,562	$43,198	$97,987
Net Income Allocable to Participating Securities	(67)	(129)	(145)	(331)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$22,642	$37,433	$43,053	$97,656
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.19	$0.32	$0.36	$0.82
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.19	$0.32	$0.36	$0.81
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares - Basic	116,837	117,299	119,446	119,462
Weighted Average Shares - Diluted	117,261	117,779	119,990	120,076

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$93,467	$93,015	$93,562	$97,976
Net Income Available to First Industrial Realty Trust, Inc.'s Common Stockholders and Participating Securities	$15,688	$50,229	$31,519	$23,796
Net Income Allocable to Participating Securities	(63)	(180)	(110)	(82)
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$15,625	$50,049	$31,409	$23,714
Basic EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.14	$0.43	$0.27	$0.20
Diluted EPS:
Net Income Available to First Industrial Realty Trust, Inc.’s Common Stockholders	$0.14	$0.43	$0.27	$0.20
Weighted Average Shares Basic/Diluted (In Thousands):
Weighted Average Shares - Basic	110,793	116,191	116,467	116,636
Weighted Average Shares - Diluted	110,985	116,558	116,864	117,042

The following tables summarize the Operating Partnership's unaudited quarterly financial information for each of the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$97,383	$97,579	$99,310	$102,130
Net Income Available to Unitholders and Participating Securities	$23,464	$38,827	$44,613	$101,254
Net Income Allocable to Participating Securities	(66)	(129)	(145)	(331)
Net Income Available to Unitholders	$23,398	$38,698	$44,468	$100,923
Basic EPU:
Net Income Available to Unitholders	$0.19	$0.32	$0.36	$0.82
Diluted EPU:
Net Income Available to Unitholders	$0.19	$0.32	$0.36	$0.81
Weighted Average Units Basic/Diluted (In Thousands):
Weighted Average Units - Basic	120,877	121,339	123,483	123,483
Weighted Average Units - Diluted	121,301	121,819	124,027	124,097

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Revenues	$93,467	$93,015	$93,562	$97,976
Net Income Available to Unitholders and Participating Securities	$16,281	$52,048	$32,630	$24,588
Net Income Allocable to Participating Securities	(63)	(180)	(110)	(83)
Net Income Available to Unitholders	$16,218	$51,868	$32,520	$24,505
Basic EPU:
Net Income Available to Unitholders	$0.14	$0.43	$0.27	$0.20
Diluted EPU:
Net Income Available to Unitholders	$0.14	$0.43	$0.27	$0.20
Weighted Average Units Basic/Diluted (In Thousands):
Weighted Average Units - Basic	115,096	120,486	120,740	120,740
Weighted Average Units - Diluted	115,288	120,853	121,137	121,146

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
			(In thousands)
Atlanta
1650 Highway 155		McDonough, GA	—	779	4,544	(755)	356	4,212	4,568	2,467	1994	(i)
4051 Southmeadow Parkway		Atlanta, GA	—	726	4,130	1,662	726	5,792	6,518	2,881	1994	(i)
4071 Southmeadow Parkway		Atlanta, GA	—	750	4,460	1,835	828	6,217	7,045	3,313	1994	(i)
4081 Southmeadow Parkway		Atlanta, GA	—	1,012	5,918	2,088	1,157	7,861	9,018	4,077	1994	(i)
5570 Tulane Drive	(d)	Atlanta, GA	2,131	527	2,984	1,232	546	4,197	4,743	1,976	1996	(i)
955 Cobb Place		Kennesaw, GA	2,803	780	4,420	1,036	804	5,432	6,236	2,613	1997	(i)
1005 Sigman Road		Conyers, GA	2,192	566	3,134	1,176	574	4,302	4,876	1,628	1999	(i)
2050 East Park Drive		Conyers, GA	—	452	2,504	860	459	3,357	3,816	1,346	1999	(i)
3060 South Park Blvd		Ellenwood, GA	—	1,600	12,464	3,202	1,604	15,662	17,266	5,482	2003	(i)
175 Greenwood Industrial Parkway		McDonough, GA	4,127	1,550	—	7,632	1,550	7,632	9,182	2,603	2004	(i)
5095 Phillip Lee Drive		Atlanta, GA	3,630	735	3,627	493	740	4,115	4,855	3,182	2005	(i)
6514 Warren Drive		Norcross, GA	—	510	1,250	133	513	1,380	1,893	560	2005	(i)
6544 Warren Drive		Norcross, GA	—	711	2,310	334	715	2,640	3,355	1,183	2005	(i)
5356 E. Ponce De Leon		Stone Mountain, GA	—	604	3,888	3	610	3,885	4,495	2,271	2005	(i)
5390 E. Ponce De Leon		Stone Mountain, GA	—	397	1,791	206	402	1,992	2,394	951	2005	(i)
195 & 197 Collins Boulevard		Athens, GA	—	1,410	5,344	539	989	6,304	7,293	4,078	2005	(i)
1755 Enterprise Drive		Buford, GA	1,181	712	2,118	(202)	716	1,912	2,628	825	2006	(i)
4555 Atwater Court		Buford, GA	2,035	881	3,550	96	885	3,642	4,527	1,402	2006	(i)
80 Liberty Industrial Parkway		McDonough, GA	—	756	3,695	(1,392)	467	2,592	3,059	1,105	2007	(i)
596 Bonnie Valentine		Pendergrass, GA	—	2,580	21,730	2,537	2,594	24,253	26,847	6,929	2007	(i)
11415 Old Roswell Road		Alpharetta, GA	—	2,403	1,912	808	2,428	2,695	5,123	867	2008	(i)
1281 Highway 155 S.		McDonough, GA	—	2,501	—	17,055	2,501	17,055	19,556	592	2016	(i)
Baltimore
9700 Martin Luther King Hwy		Lanham, MD	—	700	1,920	638	700	2,558	3,258	1,077	2003	(i)
9730 Martin Luther King Hwy		Lanham, MD	—	500	955	433	500	1,388	1,888	644	2003	(i)
4621 Boston Way		Lanham, MD	—	1,100	3,070	1,084	1,100	4,154	5,254	1,815	2003	(i)
4720 Boston Way		Lanham, MD	—	1,200	2,174	838	1,200	3,012	4,212	1,310	2003	(i)
22520 Randolph Drive		Dulles, VA	—	3,200	8,187	187	3,208	8,366	11,574	2,245	2004	(i)
22630 Dulles Summit Court		Dulles, VA	—	2,200	9,346	(903)	2,206	8,437	10,643	2,531	2004	(i)
4370-4383 Lottsford Vista Road		Lanham, MD	—	279	1,358	63	296	1,404	1,700	471	2005	(i)
4400 Lottsford Vista Road		Lanham, MD	—	351	1,955	(21)	372	1,913	2,285	606	2005	(i)
4420 Lottsford Vista Road		Lanham, MD	—	539	2,196	289	568	2,456	3,024	825	2005	(i)
11204 McCormick Road		Hunt Valley, MD	—	1,017	3,132	210	1,038	3,321	4,359	1,637	2005	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
		(In thousands)
11110 Pepper Road	Hunt Valley, MD	—	918	2,529	300	938	2,809	3,747	1,324	2005	(i)
11100-11120 Gilroy Road	Hunt Valley, MD	—	901	1,455	67	919	1,504	2,423	696	2005	(i)
10709 Gilroy Road	Hunt Valley, MD	2,014	913	2,705	(103)	913	2,602	3,515	1,596	2005	(i)
10707 Gilroy Road	Hunt Valley, MD	—	1,111	3,819	564	1,136	4,358	5,494	2,169	2005	(i)
38 Loveton Circle	Sparks, MD	—	1,648	2,151	(192)	1,690	1,917	3,607	967	2005	(i)
1225 Bengies Road	Baltimore, MD	—	2,640	270	13,510	2,823	13,597	16,420	4,311	2008	(i)
400 Old Post Road	Aberdeen, MD	—	3,411	17,144	1,486	3,411	18,630	22,041	1,584	2015	(i)
500 Old Post Road	Aberdeen, MD	—	5,959	30,533	146	5,959	30,679	36,638	2,712	2015	(i)
Central/Eastern Pennsylvania
1214-B Freedom Road	Cranberry Township, PA	1,008	31	994	613	200	1,438	1,638	1,324	1994	(i)
401 Russell Drive	Middletown, PA	—	262	857	1,799	287	2,631	2,918	2,141	1994	(i)
2700 Commerce Drive	Middletown, PA	—	196	997	797	206	1,784	1,990	1,527	1994	(i)
2701 Commerce Drive	Middletown, PA	1,477	141	859	1,399	164	2,235	2,399	1,620	1994	(i)
2780 Commerce Drive	Middletown, PA	1,235	113	743	1,150	209	1,797	2,006	1,537	1994	(i)
350 Old Silver Spring Road	Mechanicsburg, PA	—	510	2,890	6,449	541	9,308	9,849	4,453	1997	(i)
16522 Hunters Green Parkway	Hagerstown, MD	12,010	1,390	13,104	5,007	1,863	17,638	19,501	5,571	2003	(i)
18212 Shawley Drive	Hagerstown, MD	5,020	1,000	5,847	1,304	1,016	7,135	8,151	2,328	2004	(i)
37 Valley View Drive	Jessup, PA	2,303	542	—	3,197	532	3,207	3,739	1,005	2004	(i)
14 McFadden Road	Palmer, PA	—	600	1,349	(274)	625	1,050	1,675	367	2004	(i)
431 Railroad Avenue	Shiremanstown, PA	—	1,293	7,164	1,968	1,341	9,084	10,425	4,845	2005	(i)
6951 Allentown Blvd	Harrisburg, PA	—	585	3,176	315	601	3,475	4,076	1,640	2005	(i)
320 Reliance Road	Washington, PA	—	201	1,819	(348)	178	1,494	1,672	875	2005	(i)
2801 Red Lion Road	Philadelphia, PA	—	950	5,916	7	964	5,909	6,873	2,928	2005	(i)
1351 Eisenhower Blvd., Bldg. 1	Harrisburg, PA	—	382	2,343	8	387	2,346	2,733	740	2006	(i)
1351 Eisenhower Blvd., Bldg. 2	Harrisburg, PA	—	436	1,587	(223)	443	1,357	1,800	473	2006	(i)
200 Cascade Drive, Bldg. 1	Allentown, PA	12,693	2,133	17,562	745	2,769	17,671	20,440	7,402	2007	(i)
200 Cascade Drive, Bldg. 2	Allentown, PA	1,628	310	2,268	67	316	2,329	2,645	831	2007	(i)
1490 Dennison Circle	Carlisle, PA	—	1,500	—	13,874	2,341	13,033	15,374	4,083	2008	(i)
298 First Avenue	Covington Twp, PA	—	7,022	—	57,325	7,019	57,328	64,347	13,543	2008	(i)
225 Cross Farm Lane	York, PA	17,172	4,718	—	23,163	4,715	23,166	27,881	5,941	2008	(i)
6300 Bristol Pike	Levittown, PA	—	1,074	2,642	(110)	964	2,642	3,606	2,230	2008	(i)
2455 Boulevard of Generals	Norristown, PA	3,123	1,200	4,800	950	1,226	5,724	6,950	2,014	2008	(i)
105 Steamboat Blvd	Manchester, PA	—	4,085	14,464	1	4,070	14,480	18,550	3,451	2012	(i)
20 Leo Lane	York County, PA	—	6,884	—	27,442	6,889	27,437	34,326	2,724	2013	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
		(In thousands)
3895 Eastgate Blvd, Bldg. A	Easton, PA	—	4,855	—	17,788	4,388	18,255	22,643	1,096	2015	(i)
3895 Eastgate Blvd, Bldg. B	Easton, PA	—	3,459	—	13,816	3,128	14,147	17,275	932	2015	(i)
Chicago
720-730 Landwehr Drive	Northbrook, IL	—	521	2,982	855	521	3,837	4,358	2,107	1994	(i)
1385 101st Street	Lemont, IL	3,705	967	5,554	1,723	968	7,276	8,244	3,884	1994	(i)
2300 Windsor Court	Addison, IL	3,492	688	3,943	1,040	696	4,975	5,671	2,885	1994	(i)
305-311 Era Drive	Northbrook, IL	—	200	1,154	1,242	205	2,391	2,596	1,039	1994	(i)
800 Business Drive	Mount Prospect, IL	—	631	3,493	328	666	3,786	4,452	1,622	2000	(i)
580 Slawin Court	Mount Prospect, IL	734	233	1,292	(37)	162	1,326	1,488	689	2000	(i)
1005 101st Street	Lemont, IL	5,420	1,200	6,643	1,619	1,220	8,242	9,462	3,050	2001	(i)
175 Wall Street	Glendale Heights, IL	1,565	427	2,363	692	433	3,049	3,482	997	2002	(i)
251 Airport Road	North Aurora, IL	4,155	983	—	6,924	983	6,924	7,907	2,889	2002	(i)
1661 Feehanville Drive	Mount Prospect, IL	—	985	5,455	3,735	1,044	9,131	10,175	4,254	2004	(i)
400 Crossroads Pkwy	Bolingbrook, IL	5,273	1,178	9,453	1,102	1,181	10,552	11,733	4,175	2005	(i)
7801 W. Industrial Drive	Forest Park, IL	—	1,215	3,020	1,314	1,220	4,329	5,549	1,830	2005	(i)
725 Kimberly Drive	Carol Stream, IL	—	793	1,395	234	801	1,621	2,422	815	2005	(i)
17001 S. Vincennes	Thornton, IL	—	497	504	3	513	491	1,004	415	2005	(i)
2900 W. 166th Street	Markham, IL	—	1,132	4,293	(881)	1,134	3,410	4,544	1,158	2007	(i)
555 W. Algonquin Road	Arlington Heights, IL	1,899	574	741	1,936	579	2,672	3,251	990	2007	(i)
1501 Oakton Street	Elk Grove Village, IL	6,095	3,369	6,121	134	3,482	6,142	9,624	1,902	2008	(i)
16500 W. 103rd Street	Woodridge, IL	—	744	2,458	143	762	2,583	3,345	965	2008	(i)
8505 50th Street	Kenosha, WI	—	3,212	—	32,956	3,212	32,956	36,168	8,027	2008	(i)
4100 Rock Creek Blvd	Joliet, IL	—	4,476	16,061	634	4,476	16,695	21,171	3,085	2013	(i)
10100 58th Place	Kenosha, WI	—	4,201	17,604	1,203	4,201	18,807	23,008	4,378	2013	(i)
401 Airport Road	North Aurora, IL	—	534	1,957	12	534	1,969	2,503	299	2014	(i)
3737 84th Avenue	Somers, WI	—	1,943	—	24,144	1,943	24,144	26,087	1,000	2016	(i)
81 Paragon Drive	Romeoville, IL	—	1,787	7,252	689	1,787	7,941	9,728	300	2016	(i)
10680 88th Avenue	Pleasant Prairie, WI	—	1,376	4,757	—	1,376	4,757	6,133	34	2017	(i)
8725 31st Street	Somers, WI	—	2,133	—	26,478	2,134	26,477	28,611	575	2017	(i)
Cincinnati
4700-4750 Creek Road	Blue Ash, OH	—	1,080	6,118	1,510	1,109	7,599	8,708	3,743	1996	(i)
4436 Muhlhauser Road	Hamilton, OH	3,614	630	—	5,238	630	5,238	5,868	1,954	2002	(i)
4438 Muhlhauser Road	Hamilton, OH	—	779	—	6,355	779	6,355	7,134	2,458	2002	(i)
420 Wards Corner Road	Loveland, OH	—	600	1,083	945	606	2,022	2,628	826	2003	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
		(In thousands)
422 Wards Corner Road	Loveland, OH	—	600	1,811	385	592	2,204	2,796	793	2003	(i)
4663 Dues Drive	Westchester, OH	—	858	2,273	606	875	2,862	3,737	1,801	2005	(i)
9345 Princeton-Glendale Road	Westchester, OH	1,279	818	1,648	380	840	2,006	2,846	1,533	2006	(i)
9525 Glades Drive	Westchester, OH	—	347	1,323	112	355	1,427	1,782	602	2007	(i)
9774-9792 Windisch Road	Westchester, OH	—	392	1,744	421	394	2,163	2,557	795	2007	(i)
9808-9830 Windisch Road	Westchester, OH	—	395	2,541	261	397	2,800	3,197	913	2007	(i)
9842-9862 Windisch Road	Westchester, OH	—	506	3,148	157	508	3,303	3,811	1,052	2007	(i)
9872-9898 Windisch Road	Westchester, OH	—	546	3,039	159	548	3,196	3,744	1,127	2007	(i)
9902-9922 Windisch Road	Westchester, OH	—	623	4,003	1,293	627	5,292	5,919	2,276	2007	(i)
Cleveland
30311 Emerald Valley Parkway	Glenwillow, OH	7,102	681	11,838	993	691	12,821	13,512	5,305	2006	(i)
30333 Emerald Valley Parkway	Glenwillow, OH	—	466	5,447	(615)	475	4,823	5,298	1,734	2006	(i)
7800 Cochran Road	Glenwillow, OH	3,750	972	7,033	338	991	7,352	8,343	2,864	2006	(i)
7900 Cochran Road	Glenwillow, OH	3,761	775	6,244	137	792	6,364	7,156	2,546	2006	(i)
7905 Cochran Road	Glenwillow, OH	4,090	920	6,174	45	922	6,217	7,139	2,224	2006	(i)
8181 Darrow Road	Twinsburg, OH	6,992	2,478	6,791	2,084	2,496	8,857	11,353	5,000	2008	(i)
Dallas/Ft. Worth
2406-2416 Walnut Ridge	Dallas, TX	—	178	1,006	592	172	1,604	1,776	680	1997	(i)
2401-2419 Walnut Ridge	Dallas, TX	—	148	839	416	142	1,261	1,403	571	1997	(i)
900-906 Great Southwest Pkwy	Arlington, TX	—	237	1,342	478	270	1,787	2,057	847	1997	(i)
3000 West Commerce	Dallas, TX	—	456	2,584	1,160	469	3,731	4,200	1,833	1997	(i)
405-407 113th	Arlington, TX	—	181	1,026	464	185	1,486	1,671	677	1997	(i)
816 111th Street	Arlington, TX	—	251	1,421	139	258	1,553	1,811	755	1997	(i)
7427 Dogwood Park	Richland Hills, TX	—	96	532	316	102	842	944	355	1998	(i)
7348-54 Tower Street	Richland Hills, TX	—	88	489	218	94	701	795	316	1998	(i)
7339-41 Tower Street	Richland Hills, TX	—	98	541	175	104	710	814	317	1998	(i)
7437-45 Tower Street	Richland Hills, TX	—	102	563	423	108	980	1,088	361	1998	(i)
7331-59 Airport Freeway	Richland Hills, TX	1,813	354	1,958	632	372	2,572	2,944	1,143	1998	(i)
7338-60 Dogwood Park	Richland Hills, TX	—	106	587	257	112	838	950	365	1998	(i)
7450-70 Dogwood Park	Richland Hills, TX	—	106	584	152	112	730	842	338	1998	(i)
7423-49 Airport Freeway	Richland Hills, TX	1,527	293	1,621	565	308	2,171	2,479	944	1998	(i)
7400 Whitehall Street	Richland Hills, TX	—	109	603	95	115	692	807	321	1998	(i)
1602-1654 Terre Colony	Dallas, TX	—	458	2,596	864	468	3,450	3,918	1,450	2000	(i)
2220 Merritt Drive	Garland, TX	—	352	1,993	393	316	2,422	2,738	896	2000	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
			(In thousands)
2485-2505 Merritt Drive		Garland, TX	—	431	2,440	529	443	2,957	3,400	1,193	2000	(i)
2110 Hutton Drive		Carrolton, TX	—	374	2,117	385	255	2,621	2,876	1,176	2001	(i)
2025 McKenzie Drive		Carrolton, TX	—	437	2,478	516	442	2,989	3,431	1,151	2001	(i)
2019 McKenzie Drive		Carrolton, TX	—	502	2,843	288	507	3,126	3,633	1,282	2001	(i)
2029-2035 McKenzie Drive		Carrolton, TX	—	306	1,870	356	306	2,226	2,532	858	2001	(i)
2015 McKenzie Drive		Carrolton, TX	2,029	510	2,891	460	516	3,345	3,861	1,386	2001	(i)
2009 McKenzie Drive		Carrolton, TX	1,940	476	2,699	516	481	3,210	3,691	1,385	2001	(i)
900-1100 Avenue S		Grand Prairie, TX	—	623	3,528	994	629	4,516	5,145	1,628	2002	(i)
Plano Crossing Bus. Park	(f)	Plano, TX	7,480	1,961	11,112	1,160	1,981	12,252	14,233	4,611	2002	(i)
7413A-C Dogwood Park		Richland Hills, TX	—	110	623	197	111	819	930	317	2002	(i)
7450 Tower Street		Richland Hills, TX	—	36	204	203	36	407	443	144	2002	(i)
7436 Tower Street		Richland Hills, TX	—	57	324	191	58	514	572	161	2002	(i)
7426 Tower Street		Richland Hills, TX	—	76	429	185	76	614	690	219	2002	(i)
7427-7429 Tower Street		Richland Hills, TX	—	75	427	190	76	616	692	197	2002	(i)
2840-2842 Handley Ederville Road		Richland Hills, TX	—	112	635	84	113	718	831	266	2002	(i)
7451-7477 Airport Freeway		Richland Hills, TX	1,276	256	1,453	363	259	1,813	2,072	652	2002	(i)
3000 Wesley Way		Richland Hills, TX	—	208	1,181	45	211	1,223	1,434	462	2002	(i)
7451 Dogwood Park		Richland Hills, TX	—	133	753	167	134	919	1,053	328	2002	(i)
825-827 Avenue H	(d)	Arlington, TX	2,296	600	3,006	402	604	3,404	4,008	1,603	2004	(i)
1013-31 Avenue M		Grand Prairie, TX	—	300	1,504	296	302	1,798	2,100	791	2004	(i)
1172-84 113th Street	(d)	Grand Prairie, TX	—	700	3,509	(16)	704	3,489	4,193	1,312	2004	(i)
1200-16 Avenue H	(d)	Arlington, TX	—	600	2,846	760	604	3,602	4,206	1,295	2004	(i)
1322-66 W. North Carrier Parkway	(e)	Grand Prairie, TX	4,190	1,000	5,012	1,302	1,006	6,308	7,314	2,469	2004	(i)
2401-2407 Centennial Drive		Arlington, TX	2,060	600	2,534	578	604	3,108	3,712	1,358	2004	(i)
3111 West Commerce Street		Dallas, TX	3,541	1,000	3,364	1,818	1,011	5,171	6,182	2,201	2004	(i)
13800 Senlac Drive		Farmers Branch, TX	2,751	823	4,042	(63)	825	3,977	4,802	1,825	2005	(i)
801-831 S Great Southwest Pkwy	(g)	Grand Prairie, TX	—	2,581	16,556	419	2,586	16,970	19,556	10,466	2005	(i)
801 Heinz Way		Grand Prairie, TX	2,597	599	3,327	291	601	3,616	4,217	1,764	2005	(i)
901-937 Heinz Way		Grand Prairie, TX	2,037	493	2,758	56	481	2,826	3,307	1,496	2005	(i)
3301 Century Circle		Irving, TX	—	760	3,856	128	771	3,973	4,744	1,256	2007	(i)
3901 W Miller Road		Garland, TX	—	1,912	—	15,358	1,947	15,323	17,270	4,578	2008	(i)
1251 North Cockrell Hill Road		Dallas, TX	—	2,064	—	13,539	1,073	14,530	15,603	1,170	2015	(i)
1171 North Cockrell Hill Road		Dallas, TX	—	1,215	—	10,971	632	11,554	12,186	821	2015	(i)
3996 Scientific Drive		Arlington, TX	—	1,301	—	8,082	1,349	8,034	9,383	780	2015	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
			(In thousands)
750 Gateway Blvd		Coppell, TX	—	1,452	4,679	80	1,452	4,759	6,211	383	2015	(i)
2250 East Bardin Road		Arlington, TX	—	1,603	—	10,465	1,603	10,465	12,068	610	2016	(i)
Denver
4785 Elati		Denver, CO	—	173	981	382	175	1,361	1,536	583	1997	(i)
4770 Fox Street		Denver, CO	—	132	750	294	134	1,042	1,176	461	1997	(i)
3851-3871 Revere		Denver, CO	—	361	2,047	522	368	2,562	2,930	1,254	1997	(i)
4570 Ivy Street		Denver, CO	—	219	1,239	174	220	1,412	1,632	723	1997	(i)
5855 Stapleton Drive North		Denver, CO	—	288	1,630	217	290	1,845	2,135	930	1997	(i)
5885 Stapleton Drive North		Denver, CO	—	376	2,129	348	380	2,473	2,853	1,238	1997	(i)
5977 North Broadway		Denver, CO	1,471	268	1,518	603	271	2,118	2,389	1,014	1997	(i)
5952-5978 North Broadway		Denver, CO	2,133	414	2,346	704	422	3,042	3,464	1,468	1997	(i)
4721 Ironton Street		Denver, CO	—	232	1,313	352	236	1,661	1,897	786	1997	(i)
7003 E 47th Ave Drive		Denver, CO	—	441	2,689	47	441	2,736	3,177	1,412	1997	(i)
9500 West 49th Street - A		Wheatridge, CO	1,045	283	1,625	80	287	1,701	1,988	897	1997	(i)
9500 West 49th Street - B		Wheatridge, CO	870	225	1,272	158	227	1,428	1,655	707	1997	(i)
9500 West 49th Street - C		Wheatridge, CO	2,306	600	3,409	378	601	3,786	4,387	1,878	1997	(i)
9500 West 49th Street - D		Wheatridge, CO	1,051	246	1,537	216	247	1,752	1,999	940	1997	(i)
451-591 East 124th Avenue		Thornton, CO	—	383	2,145	441	383	2,586	2,969	1,326	1997	(i)
6547 South Racine Circle		Centennial, CO	2,699	739	4,241	494	739	4,735	5,474	2,242	1997	(i)
11701 East 53rd Avenue		Denver, CO	—	416	2,355	297	422	2,646	3,068	1,296	1997	(i)
5401 Oswego		Denver, CO	—	273	1,547	237	278	1,779	2,057	885	1997	(i)
445 Bryant Street		Denver, CO	8,586	1,829	10,219	2,939	1,829	13,158	14,987	5,788	1998	(i)
12055 E 49th Ave/4955 Peoria		Denver, CO	—	298	1,688	439	305	2,120	2,425	1,038	1998	(i)
4940-4950 Paris		Denver, CO	—	152	861	207	156	1,064	1,220	498	1998	(i)
7367 South Revere Parkway		Centennial, CO	—	926	5,124	977	934	6,093	7,027	2,839	1998	(i)
8200 East Park Meadows Drive	(d)	Lone Tree, CO	5,615	1,297	7,348	1,158	1,304	8,499	9,803	3,666	2000	(i)
3250 Quentin Street	(d)	Aurora, CO	5,125	1,220	6,911	815	1,230	7,716	8,946	3,311	2000	(i)
8020 Southpark Circle		Littleton, CO	—	739	—	3,305	781	3,263	4,044	1,309	2000	(i)
1130 W. 124th Avenue		Westminster, CO	—	441	—	3,612	441	3,612	4,053	1,370	2000	(i)
1070 W. 124th Avenue		Westminster, CO	—	374	—	2,771	374	2,771	3,145	1,110	2000	(i)
1020 W. 124th Avenue		Westminster, CO	—	374	—	2,727	374	2,727	3,101	1,132	2000	(i)
8810 W. 116th Circle		Broomfield, CO	—	312	—	1,815	370	1,757	2,127	659	2001	(i)
960 W. 124th Avenue		Westminster, CO	—	441	—	3,659	442	3,658	4,100	1,505	2001	(i)
8820 W. 116th Circle		Broomfield, CO	—	338	1,918	343	372	2,227	2,599	819	2003	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
		(In thousands)
8835 W. 116th Circle	Broomfield, CO	—	1,151	6,523	1,092	1,304	7,462	8,766	2,874	2003	(i)
18150 E. 32nd Place	Aurora, CO	—	563	3,188	143	572	3,322	3,894	1,311	2004	(i)
3400 Fraser Street	Aurora, CO	2,009	616	3,593	(134)	620	3,455	4,075	1,324	2005	(i)
7005 E. 46th Avenue Drive	Denver, CO	1,198	512	2,025	(107)	517	1,913	2,430	719	2005	(i)
4001 Salazar Way	Frederick, CO	3,714	1,271	6,508	(713)	1,276	5,790	7,066	1,833	2006	(i)
5909-5915 N. Broadway	Denver, CO	—	495	1,268	120	500	1,383	1,883	783	2006	(i)
21301 E. 33rd Drive	Aurora, CO	—	2,860	8,202	677	2,861	8,878	11,739	336	2017	(i)
Detroit
47461 Clipper	Plymouth Township, MI	—	122	723	103	122	826	948	472	1994	(i)
449 Executive Drive	Troy, MI	—	125	425	974	218	1,306	1,524	1,214	1994	(i)
1416 Meijer Drive	Troy, MI	—	94	394	477	121	844	965	716	1994	(i)
1624 Meijer Drive	Troy, MI	—	236	1,406	1,093	373	2,362	2,735	2,190	1994	(i)
1972 Meijer Drive	Troy, MI	—	315	1,301	787	372	2,031	2,403	1,778	1994	(i)
1707 Northwood Drive	Troy, MI	—	95	262	1,724	239	1,842	2,081	1,703	1994	(i)
1826 Northwood Drive	Troy, MI	—	55	208	472	103	632	735	563	1994	(i)
1864 Northwood Drive	Troy, MI	—	57	190	489	107	629	736	578	1994	(i)
2730 Research Drive	Rochester Hills, MI	—	903	4,215	829	903	5,044	5,947	4,553	1994	(i)
2791 Research Drive	Rochester Hills, MI	—	557	2,731	680	560	3,408	3,968	2,699	1994	(i)
2871 Research Drive	Rochester Hills, MI	—	324	1,487	412	327	1,896	2,223	1,556	1994	(i)
2870 Technology Drive	Rochester Hills, MI	—	275	1,262	356	279	1,614	1,893	1,435	1994	(i)
2900 Technology Drive	Rochester Hills, MI	—	214	977	627	219	1,599	1,818	1,092	1994	(i)
2930 Technology Drive	Rochester Hills, MI	—	131	594	432	138	1,019	1,157	773	1994	(i)
2950 Technology Drive	Rochester Hills, MI	—	178	819	368	185	1,180	1,365	940	1994	(i)
23014 Commerce Drive	Farmington Hills, MI	—	39	203	191	56	377	433	344	1994	(i)
23028 Commerce Drive	Farmington Hills, MI	—	98	507	295	125	775	900	703	1994	(i)
23035 Commerce Drive	Farmington Hills, MI	—	71	355	300	93	633	726	545	1994	(i)
23093 Commerce Drive	Farmington Hills, MI	—	211	1,024	1,337	295	2,277	2,572	1,924	1994	(i)
23135 Commerce Drive	Farmington Hills, MI	—	146	701	312	158	1,001	1,159	923	1994	(i)
23163 Commerce Drive	Farmington Hills, MI	—	111	513	393	138	879	1,017	800	1994	(i)
23177 Commerce Drive	Farmington Hills, MI	—	175	1,007	689	254	1,617	1,871	1,464	1994	(i)
23370 Commerce Drive	Farmington Hills, MI	—	59	233	209	66	435	501	382	1994	(i)
4400 Purks Drive	Auburn Hills, MI	—	602	3,410	3,995	612	7,395	8,007	3,703	1995	(i)
12707 Eckles Road	Plymouth Township, MI	—	255	1,445	241	267	1,674	1,941	854	1996	(i)
32975 Capitol Avenue	Livonia, MI	—	135	748	(174)	77	632	709	344	1998	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
		(In thousands)
11923 Brookfield Avenue	Livonia, MI	—	120	665	(314)	32	439	471	297	1998	(i)
47711 Clipper Street	Plymouth Township, MI	—	539	2,983	579	575	3,526	4,101	1,623	1998	(i)
12874 Westmore Avenue	Livonia, MI	—	137	761	(234)	58	606	664	346	1998	(i)
1775 Bellingham	Troy, MI	—	344	1,902	339	367	2,218	2,585	1,066	1998	(i)
1785 East Maple	Troy, MI	—	92	507	210	98	711	809	319	1998	(i)
980 Chicago	Troy, MI	—	206	1,141	333	220	1,460	1,680	664	1998	(i)
1885 Enterprise Drive	Rochester Hills, MI	—	209	1,158	589	223	1,733	1,956	849	1998	(i)
1935-55 Enterprise Drive	Rochester Hills, MI	—	1,285	7,144	1,322	1,371	8,380	9,751	3,978	1998	(i)
5500 Enterprise Court	Warren, MI	—	675	3,737	772	721	4,463	5,184	2,106	1998	(i)
750 Chicago Road	Troy, MI	—	323	1,790	404	345	2,172	2,517	1,050	1998	(i)
800 Chicago Road	Troy, MI	—	283	1,567	380	302	1,928	2,230	913	1998	(i)
850 Chicago Road	Troy, MI	—	183	1,016	279	196	1,282	1,478	587	1998	(i)
4872 S. Lapeer Road	Lake Orion Twsp, MI	—	1,342	5,441	1,214	1,412	6,585	7,997	3,388	1999	(i)
1400 Allen Drive	Troy, MI	—	209	1,154	380	212	1,531	1,743	605	2000	(i)
1408 Allen Drive	Troy, MI	—	151	834	121	153	953	1,106	404	2000	(i)
28435 Automation Blvd	Wixom, MI	—	621	—	3,661	628	3,654	4,282	1,193	2004	(i)
32200 North Avis Drive	Madison Heights, MI	—	503	3,367	(1,452)	195	2,223	2,418	859	2005	(i)
100 Kay Industrial Drive	Orion Township, MI	—	677	2,018	164	685	2,174	2,859	1,145	2005	(i)
42555 Merrill Road	Sterling Heights, MI	—	1,080	2,300	3,487	1,090	5,777	6,867	2,688	2006	(i)
200 Northpointe Drive	Orion Township, MI	—	723	2,063	(456)	734	1,596	2,330	687	2006	(i)
Houston
3351 Rauch Street	Houston, TX	—	272	1,541	581	278	2,116	2,394	948	1997	(i)
3801-3851 Yale Street	Houston, TX	—	413	2,343	1,505	425	3,836	4,261	1,492	1997	(i)
3337-3347 Rauch Street	Houston, TX	—	227	1,287	433	233	1,714	1,947	775	1997	(i)
8505 North Loop East	Houston, TX	—	439	2,489	575	449	3,054	3,503	1,459	1997	(i)
4749-4799 Eastpark Drive	Houston, TX	—	594	3,368	1,220	611	4,571	5,182	2,195	1997	(i)
4851 Homestead Road	Houston, TX	2,426	491	2,782	1,342	504	4,111	4,615	1,928	1997	(i)
3365-3385 Rauch Street	Houston, TX	—	284	1,611	487	290	2,092	2,382	945	1997	(i)
5050 Campbell Road	Houston, TX	—	461	2,610	1,078	470	3,679	4,149	1,664	1997	(i)
4300 Pine Timbers	Houston, TX	2,282	489	2,769	725	499	3,484	3,983	1,729	1997	(i)
2500-2530 Fairway Park Drive	Houston, TX	—	766	4,342	2,141	792	6,457	7,249	2,844	1997	(i)
6550 Longpointe	Houston, TX	—	362	2,050	1,025	370	3,067	3,437	1,400	1997	(i)
1815 Turning Basin Drive	Houston, TX	—	487	2,761	1,871	531	4,588	5,119	1,898	1997	(i)
1819 Turning Basin Drive	Houston, TX	—	231	1,308	896	251	2,184	2,435	946	1997	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
		(In thousands)
1805 Turning Basin Drive	Houston, TX	—	564	3,197	2,489	616	5,634	6,250	2,425	1997	(i)
11505 State Highway 225	La Porte, TX	—	940	4,675	10	940	4,685	5,625	1,645	2005	(i)
1500 East Main Street	La Porte, TX	—	201	1,328	(91)	204	1,234	1,438	1,060	2005	(i)
7230-7238 Wynnwood	Houston, TX	—	254	764	203	259	962	1,221	536	2007	(i)
7240-7248 Wynnwood	Houston, TX	—	271	726	333	276	1,054	1,330	508	2007	(i)
7250-7260 Wynnwood	Houston, TX	—	200	481	1,501	203	1,979	2,182	529	2007	(i)
6400 Long Point	Houston, TX	—	188	898	110	188	1,008	1,196	424	2007	(i)
7967 Blankenship	Houston, TX	—	307	1,166	337	307	1,503	1,810	620	2010	(i)
8800 City Park Loop East	Houston, TX	—	3,717	19,237	(535)	3,717	18,702	22,419	4,785	2011	(i)
4800 West Greens Road	Houston, TX	—	3,350	—	17,772	3,312	17,810	21,122	2,020	2014	(i)
611 East Sam Houston Parkway S	Pasadena, TX	—	1,970	7,431	874	2,011	8,264	10,275	484	2015	(i)
619 East Sam Houston Parkway S	Pasadena, TX	—	2,879	11,713	772	2,872	12,492	15,364	752	2015	(i)
Indianapolis
2900 North Shadeland Avenue	Indianapolis, IN	—	2,057	13,565	6,946	2,057	20,511	22,568	9,376	1996	(i)
1445 Brookville Way	Indianapolis, IN	—	459	2,603	1,416	476	4,002	4,478	1,811	1996	(i)
1440 Brookville Way	Indianapolis, IN	—	665	3,770	880	685	4,630	5,315	2,330	1996	(i)
1240 Brookville Way	Indianapolis, IN	—	247	1,402	502	258	1,893	2,151	920	1996	(i)
1345 Brookville Way	Indianapolis, IN	—	586	3,321	1,671	601	4,977	5,578	2,411	1996	(i)
1350 Brookville Way	Indianapolis, IN	—	205	1,161	348	212	1,502	1,714	734	1996	(i)
1504 Sadlier Circle South	Indianapolis, IN	—	219	1,238	53	115	1,395	1,510	706	1996	(i)
1335 Sadlier Circle East	Indianapolis, IN	—	81	460	187	86	642	728	314	1996	(i)
6951 East 30th Street	Indianapolis, IN	—	256	1,449	419	265	1,859	2,124	907	1996	(i)
6701 East 30th Street	Indianapolis, IN	—	78	443	98	82	537	619	284	1996	(i)
6737 East 30th Street	Indianapolis, IN	1,975	385	2,181	641	398	2,809	3,207	1,352	1996	(i)
6555 East 30th Street	Indianapolis, IN	—	484	4,760	2,576	484	7,336	7,820	3,268	1996	(i)
7901 West 21st Street	Indianapolis, IN	—	1,048	6,027	376	1,048	6,403	7,451	3,172	1997	(i)
1225 Brookville Way	Indianapolis, IN	—	60	—	431	68	423	491	206	1997	(i)
6751 East 30th Street	Indianapolis, IN	2,453	728	2,837	417	741	3,241	3,982	1,606	1997	(i)
6575 East 30th Street	Indianapolis, IN	1,296	118	—	1,986	128	1,976	2,104	922	1998	(i)
6585 East 30th Street	Indianapolis, IN	2,106	196	—	3,223	196	3,223	3,419	1,530	1998	(i)
14425 Bergen Blvd	Noblesville, IN	—	647	—	3,730	743	3,634	4,377	1,077	2007	(i)
6635 East 30th Street	Indianapolis, IN	—	466	3,093	60	466	3,153	3,619	201	2016	(i)
Miami
4700 NW 15th Avenue	Ft. Lauderdale, FL	—	908	1,883	8	912	1,887	2,799	747	2007	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
		(In thousands)
4710 NW 15th Avenue	Ft. Lauderdale, FL	—	830	2,722	12	834	2,730	3,564	835	2007	(i)
4720 NW 15th Avenue	Ft. Lauderdale, FL	—	937	2,455	373	942	2,823	3,765	1,039	2007	(i)
4740 NW 15th Avenue	Ft. Lauderdale, FL	—	1,107	3,111	16	1,112	3,122	4,234	968	2007	(i)
4750 NW 15th Avenue	Ft. Lauderdale, FL	—	947	3,079	353	951	3,428	4,379	1,008	2007	(i)
4800 NW 15th Avenue	Ft. Lauderdale, FL	—	1,092	3,308	135	1,097	3,438	4,535	1,005	2007	(i)
6891 NW 74th Street	Medley, FL	—	857	3,428	4,295	864	7,716	8,580	2,807	2007	(i)
12601 &12605 NW 115th Avenue	Medley, FL	—	2,316	—	423	762	1,977	2,739	421	2008	(i)
1351 NW 78th Avenue	Doral, FL	—	3,111	4,634	(383)	3,111	4,251	7,362	283	2016	(i)
2500 N.W. 19th Street	Pompano Beach, FL		8,824	11,660	17	8,824	11,677	20,501	231	2017	(i)
Milwaukee
5355 South Westridge Drive	New Berlin, WI	4,232	1,630	7,058	(105)	1,646	6,937	8,583	2,129	2004	(i)
17005 West Ryerson Road	New Berlin, WI	2,558	403	3,647	415	405	4,060	4,465	2,169	2005	(i)
1500 Peebles Drive	Richland Center, WI	—	1,577	1,018	(441)	1,528	626	2,154	565	2005	(i)
16600 West Glendale Avenue	New Berlin, WI	1,892	704	1,923	972	715	2,884	3,599	2,121	2006	(i)
N58W15380 Shawn Circle	Menomonee Falls, WI	—	1,188	—	16,931	1,204	16,915	18,119	4,641	2008	(i)
Minneapolis/St. Paul
6201 West 111th Street	Bloomington, MN	2,110	1,358	8,622	13,464	1,519	21,925	23,444	13,390	1994	(i)
1030 Lone Oak Road	Eagan, MN	2,105	456	2,703	847	456	3,550	4,006	1,927	1994	(i)
1060 Lone Oak Road	Eagan, MN	2,690	624	3,700	795	624	4,495	5,119	2,442	1994	(i)
5400 Nathan Lane	Plymouth, MN	—	749	4,461	884	757	5,337	6,094	2,899	1994	(i)
6655 Wedgewood Road	Maple Grove, MN	—	1,466	8,342	5,870	1,466	14,212	15,678	7,014	1994	(i)
10120 West 76th Street	Eden Prairie, MN	—	315	1,804	1,043	315	2,847	3,162	1,411	1995	(i)
12155 Nicollet Avenue	Burnsville, MN	—	286	—	1,957	288	1,955	2,243	980	1995	(i)
5775 12th Avenue	Shakopee, MN	3,611	590	—	5,712	590	5,712	6,302	1,934	1998	(i)
1157 Valley Park Drive	Shakopee, MN	3,989	760	—	7,330	888	7,202	8,090	2,971	1999	(i)
9600 West 76th Street	Eden Prairie, MN	2,008	1,000	2,450	98	1,034	2,514	3,548	805	2004	(i)
9700 West 76th Street	Eden Prairie, MN	2,165	1,000	2,709	117	1,038	2,788	3,826	876	2004	(i)
7600 69th Avenue	Greenfield, MN	—	1,500	8,328	(468)	1,510	7,850	9,360	2,147	2004	(i)
5017 Boone Avenue North	New Hope, MN	—	1,000	1,599	581	1,009	2,171	3,180	1,225	2005	(i)
1087 Park Place	Shakopee, MN	3,346	1,195	4,891	(246)	1,198	4,642	5,840	1,505	2005	(i)
5391 12th Avenue SE	Shakopee, MN	—	1,392	8,149	(294)	1,395	7,852	9,247	2,475	2005	(i)
4701 Valley Industrial Blvd S	Shakopee, MN	4,744	1,296	7,157	(172)	1,299	6,982	8,281	3,400	2005	(i)
6455 City West Parkway	Eden Prairie, MN	—	659	3,189	1,274	665	4,457	5,122	1,811	2006	(i)
7035 Winnetka Avenue North	Brooklyn Park, MN	4,343	1,275	—	7,533	1,343	7,465	8,808	2,004	2007	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
		(In thousands)
139 Eva Street	St. Paul, MN	—	2,132	3,105	(286)	2,175	2,776	4,951	826	2008	(i)
21900 Dodd Boulevard	Lakeville, MN	9,009	2,289	7,952	—	2,289	7,952	10,241	2,720	2010	(i)
375 Rivertown Drive	Woodbury, MN	7,198	2,635	8,157	1,197	2,635	9,354	11,989	1,714	2014	(i)
935 Aldrin Drive	Eagan, MN	5,341	2,096	7,884	293	2,096	8,177	10,273	1,218	2014	(i)
7050 Winnetka Avenue North	Brooklyn Park, MN	—	1,623	—	7,567	1,634	7,556	9,190	605	2014	(i)
7051 West Broadway	Brooklyn Park, MN	3,733	1,275	—	5,828	1,279	5,824	7,103	446	2014	(i)
Nashville
1931 Air Lane Drive	Nashville, TN	1,881	489	2,785	305	493	3,086	3,579	1,537	1997	(i)
4640 Cummings Park	Nashville, TN	—	360	2,040	625	365	2,660	3,025	1,112	1999	(i)
1740 River Hills Drive	Nashville, TN	2,686	848	4,383	746	888	5,089	5,977	2,656	2005	(i)
211 Ellery Court	Nashville, TN	2,008	606	3,192	23	616	3,205	3,821	1,232	2007	(i)
130 Maddox Road	Mount Juliet, TN	15,821	1,778	—	23,910	1,778	23,910	25,688	5,326	2008	(i)
New Jersey
14 World's Fair Drive	Franklin, NJ	—	483	2,735	728	503	3,443	3,946	1,632	1997	(i)
12 World's Fair Drive	Franklin, NJ	—	572	3,240	844	593	4,063	4,656	1,908	1997	(i)
22 World's Fair Drive	Franklin, NJ	—	364	2,064	547	375	2,600	2,975	1,206	1997	(i)
26 World's Fair Drive	Franklin, NJ	—	361	2,048	616	377	2,648	3,025	1,234	1997	(i)
24 World's Fair Drive	Franklin, NJ	—	347	1,968	581	362	2,534	2,896	1,230	1997	(i)
20 World's Fair Drive Lot 13	Somerset, NJ	—	9	—	2,629	691	1,947	2,638	789	1999	(i)
45 Route 46	Pine Brook, NJ	—	969	5,491	966	978	6,448	7,426	2,773	2000	(i)
43 Route 46	Pine Brook, NJ	—	474	2,686	438	479	3,119	3,598	1,311	2000	(i)
39 Route 46	Pine Brook, NJ	—	260	1,471	243	262	1,712	1,974	719	2000	(i)
26 Chapin Road	Pine Brook, NJ	—	956	5,415	526	965	5,932	6,897	2,566	2000	(i)
30 Chapin Road	Pine Brook, NJ	—	960	5,440	471	970	5,901	6,871	2,541	2000	(i)
20 Hook Mountain Road	Pine Brook, NJ	—	1,507	8,542	1,401	1,534	9,916	11,450	4,140	2000	(i)
30 Hook Mountain Road	Pine Brook, NJ	—	389	2,206	520	396	2,719	3,115	1,238	2000	(i)
16 Chapin Road	Pine Brook, NJ	—	885	5,015	611	901	5,610	6,511	2,337	2000	(i)
20 Chapin Road	Pine Brook, NJ	—	1,134	6,426	590	1,154	6,996	8,150	2,929	2000	(i)
2500 Main Street	Sayreville, NJ	—	944	—	4,575	944	4,575	5,519	1,740	2002	(i)
2400 Main Street	Sayreville, NJ	—	996	—	5,448	996	5,448	6,444	1,837	2003	(i)
7851 Airport Highway	Pennsauken, NJ	—	160	508	328	162	834	996	399	2003	(i)
103 Central Avenue	Mt. Laurel, NJ	—	610	1,847	1,617	619	3,455	4,074	1,628	2003	(i)
309-313 Pierce Street	Somerset, NJ	2,937	1,300	4,628	606	1,309	5,225	6,534	1,825	2004	(i)
7890 Airport Hwy/7015 Central	Pennsauken, NJ	—	300	989	495	425	1,359	1,784	1,031	2006	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
		(In thousands)
400 Cedar Lane	Florence Township, NJ	—	9,730	—	26,173	9,730	26,173	35,903	697	2016	(i)
301 Bordentown Hedding Road	Bordenrown, NJ	—	3,983	15,881	—	3,983	15,881	19,864	238	2017	(i)
Orlando
6301 Hazeltine National Drive	Orlando, FL	—	909	4,613	222	920	4,824	5,744	1,614	2005	(i)
8751 Skinner Court	Orlando, FL	4,518	1,691	7,249	30	1,692	7,278	8,970	487	2016	(i)
4473 Shader Road	Orlando, FL	—	2,094	10,444	56	2,094	10,500	12,594	587	2016	(i)
550 Gills Drive	Orlando, FL		1,321	6,176	4	1,321	6,180	7,501	115	2017	(i)
450 Gills Drive	Orlando, FL		1,031	6,406	—	1,031	6,406	7,437	47	2017	(i)
Phoenix
1045 South Edward Drive	Tempe, AZ	—	390	2,160	398	396	2,552	2,948	1,153	1999	(i)
50 South 56th Street	Chandler, AZ	3,050	1,206	3,218	1,379	1,252	4,551	5,803	1,890	2004	(i)
7102 West Roosevelt	Phoenix, AZ	4,863	1,613	6,451	424	1,620	6,868	8,488	3,014	2006	(i)
4137 West Adams Street	Phoenix, AZ	2,044	990	2,661	239	1,038	2,852	3,890	1,222	2006	(i)
245 West Lodge	Tempe, AZ	—	898	3,066	(2,251)	362	1,351	1,713	500	2007	(i)
1590 East Riverview Dr.	Phoenix, AZ	4,517	1,293	5,950	91	1,292	6,042	7,334	1,660	2008	(i)
14131 N. Rio Vista Blvd	Peoria, AZ	—	2,563	9,388	175	2,563	9,563	12,126	2,740	2008	(i)
8716 W. Ludlow Drive	Peoria, AZ	—	2,709	10,970	1,196	2,709	12,166	14,875	3,501	2008	(i)
3815 W. Washington Street	Phoenix, AZ	3,133	1,675	4,514	406	1,719	4,876	6,595	1,414	2008	(i)
9180 W. Buckeye Road	Tolleson, AZ	—	1,904	6,805	2,610	1,923	9,396	11,319	2,525	2008	(i)
8644 West Ludlow Drive	Peoria, AZ	—	1,726	7,216	—	1,726	7,216	8,942	815	2014	(i)
8606 West Ludlow Drive	Peoria, AZ	—	956	2,668	123	956	2,791	3,747	327	2014	(i)
8679 West Ludlow Drive	Peoria, AZ	—	672	2,791	—	672	2,791	3,463	322	2014	(i)
94th Avenue & Buckeye Road	Tolleson, AZ	—	4,315	—	16,131	4,315	16,131	20,446	825	2015	(i)
16601 West Sells Drive	Goodyear, AZ		24,743	—	19,086	24,803	19,026	43,829	398	2017	(i)
Seattle
1901 Raymond Ave SW	Renton, WA	—	4,458	2,659	532	4,594	3,055	7,649	944	2008	(i)
19014 64th Avenue South	Kent, WA	2,891	1,990	3,979	464	2,042	4,391	6,433	1,679	2008	(i)
18640 68th Avenue South	Kent, WA	—	1,218	1,950	310	1,258	2,220	3,478	883	2008	(i)
Southern California
1944 Vista Bella Way	Rancho Dominguez, CA	3,070	1,746	3,148	465	1,822	3,537	5,359	1,720	2005	(i)
2000 Vista Bella Way	Rancho Dominguez, CA	1,223	817	1,673	232	853	1,869	2,722	922	2005	(i)
2835 East Ana Street	Rancho Dominguez, CA	2,544	1,682	2,750	409	1,772	3,069	4,841	1,496	2005	(i)
16275 Technology Drive	San Diego, CA	—	2,848	8,641	(40)	2,859	8,590	11,449	2,999	2005	(i)
665 N. Baldwin Park Blvd.	City of Industry, CA	3,463	2,124	5,219	362	2,143	5,562	7,705	1,802	2006	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
			(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address	Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
		(In thousands)
27801 Avenue Scott	Santa Clarita, CA	5,790	2,890	7,020	196	2,902	7,204	10,106	2,650	2006	(i)
2610 & 2660 Columbia Street	Torrance, CA	4,199	3,008	5,826	510	3,031	6,313	9,344	2,386	2006	(i)
433 Alaska Avenue	Torrance, CA	—	681	168	3	684	168	852	109	2006	(i)
6305 El Camino Real	Carlsbad, CA	—	1,590	6,360	7,730	1,590	14,090	15,680	4,784	2006	(i)
2325 Camino Vida Roble	Carlsbad, CA	1,873	1,441	1,239	630	1,446	1,864	3,310	665	2006	(i)
2335 Camino Vida Roble	Carlsbad, CA	964	817	762	125	821	883	1,704	401	2006	(i)
2345 Camino Vida Roble	Carlsbad, CA	635	562	456	105	565	558	1,123	227	2006	(i)
2355 Camino Vida Roble	Carlsbad, CA	618	481	365	246	483	609	1,092	323	2006	(i)
2365 Camino Vida Roble	Carlsbad, CA	1,171	1,098	630	341	1,102	967	2,069	539	2006	(i)
2375 Camino Vida Roble	Carlsbad, CA	1,239	1,210	874	105	1,214	975	2,189	414	2006	(i)
6451 El Camino Real	Carlsbad, CA	—	2,885	1,931	670	2,895	2,591	5,486	956	2006	(i)
13100 Gregg Street	Poway, CA	3,124	1,040	4,160	744	1,073	4,871	5,944	2,091	2007	(i)
21730-21748 Marilla Street	Chatsworth, CA	2,683	2,585	3,210	174	2,608	3,361	5,969	1,365	2007	(i)
8015 Paramount	Pico Rivera, CA	—	3,616	3,902	(510)	3,657	3,351	7,008	1,321	2007	(i)
3365 E. Slauson	Vernon, CA	—	2,367	3,243	(559)	2,396	2,655	5,051	1,047	2007	(i)
3015 East Ana	Rancho Dominguez, CA	—	19,678	9,321	6,305	20,144	15,160	35,304	5,021	2007	(i)
1250 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,435	779	45	1,441	818	2,259	326	2007	(i)
1260 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,353	722	(722)	675	678	1,353	235	2007	(i)
1270 Rancho Conejo Blvd.	Thousand Oaks, CA	—	1,224	716	(13)	1,229	698	1,927	283	2007	(i)
1280 Rancho Conejo Blvd.	Thousand Oaks, CA	2,341	2,043	3,408	(241)	2,051	3,159	5,210	807	2007	(i)
1290 Rancho Conejo Blvd.	Thousand Oaks, CA	1,969	1,754	2,949	(322)	1,761	2,620	4,381	677	2007	(i)
100 West Sinclair Street	Perris, CA	—	4,894	3,481	(5,233)	1,819	1,323	3,142	676	2007	(i)
14050 Day Street	Moreno Valley, CA	3,442	2,538	2,538	513	2,565	3,023	5,588	1,119	2008	(i)
12925 Marlay Avenue	Fontana, CA	8,780	6,072	7,891	292	6,090	8,165	14,255	3,899	2008	(i)
18201-18291 Santa Fe	Rancho Dominguez, CA	9,817	6,720	—	9,220	6,897	9,043	15,940	2,181	2008	(i)
1011 Rancho Conejo	Thousand Oaks, CA	4,523	7,717	2,518	(169)	7,752	2,313	10,065	988	2008	(i)
20700 Denker Avenue	Torrance, CA	5,490	5,767	2,538	1,397	5,964	3,739	9,703	2,141	2008	(i)
18408 Laurel Park Road	Rancho Dominguez, CA	—	2,850	2,850	913	2,874	3,739	6,613	1,270	2008	(i)
19021 S. Reyes Avenue	Rancho Dominguez, CA	—	8,183	7,501	233	8,545	7,372	15,917	1,572	2008	(i)
24870 Nandina Avenue	Moreno Valley, CA	—	13,543	—	21,146	6,482	28,207	34,689	3,982	2012	(i)
6185 Kimball Avenue	Chino, CA	—	6,385	—	12,343	6,382	12,346	18,728	2,291	2013	(i)
5553 Bandini Blvd.	Bell, CA	—	32,536	—	21,620	32,540	21,616	54,156	2,344	2013	(i)
16875 Heacock Street	Moreno Valley, CA	—	—	6,831	72	—	6,903	6,903	1,383	2014	(i)
4710 Guasti Road	Ontario, CA	5,774	2,846	6,564	212	2,846	6,776	9,622	757	2014	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
			(In thousands)
17100 Perris Blvd		Moreno Valley, CA	—	6,388	—	25,892	6,395	25,885	32,280	2,538	2014	(i)
13414 S. Figueroa		Los Angeles, CA	4,352	1,701	—	6,579	1,887	6,393	8,280	568	2014	(i)
3841 Ocean Ranch Boulevard		Oceanside, CA	—	4,400	—	8,038	4,400	8,038	12,438	681	2015	(i)
3831 Ocean Ranch Boulevard		Oceanside, CA	—	2,693	—	4,584	2,694	4,583	7,277	376	2015	(i)
3821 Ocean Ranch Boulevard		Oceanside, CA	—	2,792	—	4,469	2,792	4,469	7,261	337	2015	(i)
145 West 134th Street		Los Angeles, CA	—	2,901	2,285	173	2,901	2,458	5,359	275	2015	(i)
6150 Sycamore Canyon Blvd.		Riverside, CA	—	3,182	10,643	—	3,182	10,643	13,825	907	2015	(i)
17825 Indian Street		Moreno Valley, CA	—	5,034	22,095	24	5,034	22,119	27,153	1,696	2015	(i)
24901 San Michele Road		Moreno Valley, CA	—	1,274	—	11,581	1,274	11,581	12,855	504	2016	(i)
1445 Engineer Street		Vista, CA	—	6,816	4,417	(10)	6,816	4,407	11,223	360	2016	(i)
19067 Reyes Ave		Rancho Dominguez, CA	—	9,281	3,920	3,474	9,381	7,294	16,675	241	2016	(i)
10586 Tamarind Avenue		Fontana, California	—	4,275	8,275	50	4,275	8,325	12,600	142	2017	(i)
2777 Loker Avenue West		Carlsbad, CA	—	7,599	13,267	5	7,599	13,272	20,871	343	2017	(i)
7105 Old 215 Frontage Road		Riverside, CA	—	4,900	—	11,995	4,900	11,995	16,895	175	2017	(i)
St. Louis
1067-1083 Warson-Bldg A		St. Louis, MO	—	246	1,359	1,020	251	2,374	2,625	781	2002	(i)
1093-1107 Warson-Bldg B		St. Louis, MO	—	380	2,103	1,988	388	4,083	4,471	1,402	2002	(i)
1113-1129 Warson-Bldg C		St. Louis, MO	—	303	1,680	986	310	2,659	2,969	936	2002	(i)
1131-1151 Warson-Bldg D		St. Louis, MO	—	353	1,952	1,244	360	3,189	3,549	1,078	2002	(i)
6821-6857 Hazelwood Avenue		Berkeley, MO	4,743	985	6,205	1,090	985	7,295	8,280	2,800	2003	(i)
13701 Rider Trail North		Earth City, MO	—	800	2,099	427	804	2,522	3,326	1,058	2003	(i)
1908-2000 Innerbelt	(d)	Overland, MO	6,771	1,590	9,026	1,254	1,591	10,279	11,870	4,783	2004	(i)
21-25 Gateway Commerce Center		Edwardsville, IL	—	1,874	31,958	45	1,902	31,975	33,877	10,020	2006	(i)
Tampa
5525 Johns Road		Tampa, FL	—	192	1,086	305	200	1,383	1,583	694	1997	(i)
5709 Johns Road		Tampa, FL	—	192	1,086	238	200	1,316	1,516	647	1997	(i)
5711 Johns Road		Tampa, FL	—	243	1,376	186	255	1,550	1,805	755	1997	(i)
5455 W Waters Avenue		Tampa, FL	—	307	1,742	761	326	2,484	2,810	1,371	1997	(i)
5553 W Waters Avenue		Tampa, FL	—	307	1,742	374	326	2,097	2,423	1,055	1997	(i)
5501 W Waters Avenue		Tampa, FL	—	215	871	410	242	1,254	1,496	549	1997	(i)
5503 W Waters Avenue		Tampa, FL	—	98	402	194	110	584	694	267	1997	(i)
5555 W Waters Avenue		Tampa, FL	—	213	1,206	220	221	1,418	1,639	691	1997	(i)
5557 W Waters Avenue		Tampa, FL	—	59	335	51	62	383	445	187	1997	(i)
5463 W Waters Avenue		Tampa, FL	—	497	2,751	1,312	560	4,000	4,560	1,717	1998	(i)

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P. SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION As of December 31, 2017
				(b) Initial Cost		(c) Costs Capitalized Subsequent to Acquisition or Completion and Valuation Provision	Gross Amount Carried At Close of Period 12/31/17				Year Acquired/ Constructed	Depreciable Lives (Years)
Building Address		Location (City/State)	(a) Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation 12/31/2017
			(In thousands)
5461 W Waters Avenue		Tampa, FL	—	261	—	1,312	265	1,308	1,573	630	1998	(i)
5481 W Waters Avenue		Tampa, FL	—	558	—	2,291	561	2,288	2,849	1,008	1999	(i)
4515-4519 George Road		Tampa, FL	—	633	3,587	857	640	4,437	5,077	1,798	2001	(i)
6089 Johns Road		Tampa, FL	—	180	987	136	186	1,117	1,303	458	2004	(i)
6091 Johns Road		Tampa, FL	—	140	730	54	144	780	924	301	2004	(i)
6103 Johns Road		Tampa, FL	—	220	1,160	50	226	1,204	1,430	479	2004	(i)
6201 Johns Road		Tampa, FL	—	200	1,107	41	205	1,143	1,348	548	2004	(i)
6203 Johns Road		Tampa, FL	—	300	1,460	(270)	311	1,179	1,490	454	2004	(i)
6205 Johns Road		Tampa, FL	—	270	1,363	47	278	1,402	1,680	431	2004	(i)
6101 Johns Road		Tampa, FL	—	210	833	95	216	922	1,138	429	2004	(i)
4908 Tampa West Blvd		Tampa, FL	—	2,622	8,643	(807)	2,635	7,823	10,458	3,628	2005	(i)
Other
1815-1957 South 4650 West		Salt Lake City, UT	6,234	1,707	10,873	62	1,713	10,929	12,642	3,617	2006	(i)
3200 Pond Station		Jefferson County, KY	—	2,074	—	9,681	2,120	9,635	11,755	2,581	2007	(i)
581 Welltown Road/Tyson Blvd		Winchester, VA	—	2,320	—	11,109	2,401	11,028	13,429	2,872	2007	(i)
7501 NW 106th Terrace		Kansas City, MO	10,986	4,152	—	13,687	4,228	13,611	17,839	3,136	2008	(i)
600 Greene Drive		Greenville, KY	—	294	8,570	(727)	296	7,841	8,137	5,861	2008	(i)
Developments in Process
First Nandina Logistics Center		Moreno Valley, CA	—	16,494	—	15,609	17,066	15,037	32,103	—	2013	(i)
The Ranch By First Industrial		Eastvale, CA	—	22,857	—	47,484	22,860	47,481	70,341	—	2016	(i)
First Park @ PV 303 Bldg B		Goodyear, AZ	—	6,259	—	12,840	6,269	12,830	19,099	—	2017	(i)
First Logistics Center @ I-78/81 Bldg A		Union Township, PA	—	13,702	—	2,201	13,724	2,179	15,903	—	2017	(i)
First Joliet Logistics Center		Joliet, IL	—	2,595	—	3,726	2,598	3,723	6,321	—	2017	(i)
First 290 @ Guhn Road		Houston, TX	—	1,367	—	567	1,367	567	1,934	—	2017	(i)
Land Parcels
Land Parcels	(h)		2,016	167,269	10,558	27,681	162,050	43,459	205,509	3,836	—
Total			451,862	876,011	1,531,513	1,088,221	864,813	2,630,932	3,495,745	789,919

FIRST INDUSTRIAL REALTY TRUST, INC. AND FIRST INDUSTRIAL, L.P.
SCHEDULE III: REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2017
NOTES:

(a)
See description of encumbrances in Note 4 of the Notes to Consolidated Financial Statements. For purposes of this schedule the total principal balance of a mortgage loan payable that is collateralized by a pool of properties is allocated among the properties in the pool based on each property's carrying balance.

(b)	Initial cost for each respective property is tangible purchase price allocated in accordance with FASB’s guidance on business combinations.

(c)	Improvements are net of the write-off of fully depreciated assets and impairment of real estate and include construction in progress.

(d)	Comprised of two properties.

(e)	Comprised of three properties.

(f)	Comprised of four properties.

(g)	Comprised of five properties.

(h)	These properties represent developable land and land parcels for which we receive ground lease income.

(i)	Depreciation is computed based upon the following estimated lives:

Buildings and Improvements	7 to 50 years
Land Improvements	5 to 20 years
Tenant Improvements	Lease Term

At December 31, 2017, the aggregate cost of land and buildings and equipment for federal income tax purpose was approximately $3.4 billion (excluding construction in progress).

The changes in investment in real estate for the three years ended December 31, are as follows:

	2017	2016	2015
	(In thousands)
Balance, Beginning of Year	$3,388,611	$3,297,649	$3,183,369
Acquisition of Real Estate Assets	168,517	108,538	161,074
Construction Costs and Improvements	137,361	167,342	142,535
Disposition of Real Estate Assets	(170,928)	(153,364)	(162,636)
Impairment of Real Estate	—	—	(626)
Write-off of Fully Depreciated and Other Assets	(27,816)	(31,554)	(26,067)
Balance, End of Year Including Real Estate Held for Sale	$3,495,745	$3,388,611	$3,297,649
Real Estate Held for Sale	—	(3,697)	(3,681)
Balance, End of Year Excluding Real Estate Held for Sale	$3,495,745	$3,384,914	$3,293,968

The changes in accumulated depreciation for the three years ended December 31, are as follows:

	2017	2016	2015
	(In thousands)
Balance, Beginning of Year	$797,919	$792,501	$786,978
Depreciation for Year	94,078	95,514	92,955
Disposition of Real Estate Assets	(78,844)	(62,634)	(61,365)
Write-off of Fully Depreciated and Other Assets	(23,234)	(27,462)	(26,067)
Balance, End of Year Including Real Estate Held for Sale	$789,919	$797,919	$792,501
Real Estate Held for Sale	—	(1,427)	(1,171)
Balance, End of Year Excluding Real Estate Held for Sale	$789,919	$796,492	$791,330

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL REALTY TRUST, INC.

By:	/S/ PETER E. BACCILE
Peter E. Baccile President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 23, 2018

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 23, 2018

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE W. DUNCAN	Chairman of the Board of Directors	February 23, 2018
Bruce W. Duncan

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 23, 2018
Peter E. Baccile

/S/ JOHN E. RAU	Lead Independent Director	February 23, 2018
John E. Rau

/S/ MATTHEW DOMINSKI	Director	February 23, 2018
Matthew Dominski

/S/ H. PATRICK HACKETT, JR.	Director	February 23, 2018
H. Patrick Hackett, Jr.

/S/ DENISE OLSEN	Director	February 23, 2018
Denise Olsen

/S/ L. PETER SHARPE	Director	February 23, 2018
L. Peter Sharpe

/S/ W. EDWIN TYLER	Director	February 23, 2018
W. Edwin Tyler

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST INDUSTRIAL, L.P.

By:	FIRST INDUSTRIAL REALTY TRUST, INC.
as general partner

By:	/S/ PETER E. BACCILE
Peter E. Baccile President, Chief Executive Officer and Director (Principal Executive Officer)
Date: February 23, 2018

By:	/S/ SCOTT A. MUSIL
Scott A. Musil Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 23, 2018

By:	/S/ SARA E. NIEMIEC
Sara E. Niemiec Chief Accounting Officer (Principal Accounting Officer)
Date: February 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRUCE W. DUNCAN	Chairman of the Board of Directors	February 23, 2018
Bruce W. Duncan

/S/ PETER E. BACCILE	President, Chief Executive Officer and Director	February 23, 2018
Peter E. Baccile

/S/ JOHN E. RAU	Lead Independent Director	February 23, 2018
John E. Rau

/S/ MATTHEW DOMINSKI	Director	February 23, 2018
Matthew Dominski

/S/ H. PATRICK HACKETT, JR.	Director	February 23, 2018
H. Patrick Hackett, Jr.

/S/ DENISE OLSEN	Director	February 23, 2018
Denise Olsen

/S/ L. PETER SHARPE	Director	February 23, 2018
L. Peter Sharpe

/S/ W. EDWIN TYLER	Director	February 23, 2018
W. Edwin Tyler